Form 10-Q
period 1996-03-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1996-05-15
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                              March 31, 1996
                      ----------------------------------------------------------
Commission file number                                            0-15702
                      ----------------------------------------------------------

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)


              State of California                             33-0122424
- --------------------------------------------------   ---------------------------
  (State or other jurisdiction of incorporation or        (I.R.S. Employer
                    organization)                        Identification Number)

             5850 San Felipe, Suite 500
                   Houston, Texas                                     77057
- --------------------------------------------------------------------------------
      (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:                                    (713) 706-6271
                   -------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [ ].


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:
                                                                            PAGE
                                                                          NUMBER
Consolidated Balance Sheets - March 31, 1996 and
December 31, 1995 ..........................................................   4

Consolidated Statements of Operations - For the
Three Months Ended March 31, 1996 and 1995 .................................   5


Consolidated Statement of Changes in Partners' Equity -
from October 8, 1985 (Inception of the Partnership)
to December 31, 1995 and for the Three Months Ended March 31, 1996 .........   6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 1996 and 1995 ....................................................   7

Notes to Consolidated Financial Statements .................................   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(a) OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 72.77% interest in the Sorrento II Partnership, which operates the Sorrento II property in San Diego, California.

(b) RESULTS OF OPERATIONS

Revenues increased by $15,000, or 7%, due to the occupancy of additional space by the property's largest tenant in July 1995. Operating expenses for the period decreased $32,000, or 28%, in comparison to the same periods in 1995 due to lower administrative costs and other expense cutting measures implemented by management. Additionally, property tax expense decreased in comparison to the same period in 1995 due to appeal costs incurred in the prior year. No such costs were incurred in 1996. Depreciation and amortization increased $10,000, or 10%, due to increased depreciation expenses on tenant improvements associated with the expansion of tenant space.

(c) LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at March 31, 1996 with cash of $90,000 and current liabilities of $183,000. On October 1, 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make any necessary advances during the foreseeable future.

                   SIERRA PACIFIC INSTITUTIONA LPROPERTIES V
                            (A LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                    MARCH 31,        DECEMBER 31
                                                      1996               1995
                                                    ----------        ----------
ASSETS
Cash and cash equivalents ..................        $   89,973        $   66,933
Receivables:
  Unbilled rent ............................           432,748           401,333
  Billed rent ..............................             1,593                 0
Income-producing property -
net of
  accumulated depreciation of $1,704,036
  and $1,606,003, respectively .............         6,234,676         6,332,709
Other assets ...............................           296,336           329,194
                                                    ----------        ----------
Total Assets ...............................        $7,055,326        $7,130,169
                                                    ==========        ==========
LIABILITIES AND PARTNERS'
EQUITY

Accrued and other liabilities ..............        $  183,195        $  215,837
                                                    ----------        ----------
Total Liabilities ..........................           183,195           215,837
                                                    ----------        ----------
Ground lessor's equity in
income-producing property ..................         3,000,000         3,000,000
                                                    ----------        ----------
Minority interest in
consolidated joint venture .................         1,275,405         1,286,896
                                                    ----------        ----------

Partners' equity:
  General Partner ..........................                 0                 0
  Limited Partners:
       140,000 units authorized,
       30,777 issued and
       outstanding .........................         2,596,726         2,627,436
                                                    ----------        ----------
Total Partners' equity .....................         2,596,726         2,627,436
                                                    ----------        ----------
Total Liabilities and
Partners'  equity ..........................        $7,055,326        $7,130,169
                                                    ==========        ==========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                                       4

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                       1996              1995
                                                    ---------         ---------
REVENUES:
  Rental income ............................        $ 239,522         $ 224,503
                                                    ---------         ---------
                Total Revenues .............          239,522           224,503
                                                    ---------         ---------

EXPENSES:
    Operating expenses .....................           81,739           113,308
    Ground lease ...........................           88,125            95,625
    Depreciation and
    amortization ...........................          111,859           101,781
                                                    ---------         ---------
      Total costs and expenses .............          281,723           310,714
                                                    ---------         ---------

LOSS BEFORE MINORITY
INTEREST'S SHARE
  OF CONSOLIDATED JOINT
VENTURE LOSS ...............................          (42,201)          (86,211)
                                                    ---------         ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  LOSS .....................................           11,491            17,337
                                                    ---------         ---------
NET LOSS ...................................        $ (30,710)        $ (68,874)
                                                    =========         =========
Net loss per limited
partnership unit ...........................        $   (1.00)        $   (2.24)
                                                    =========         =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                                       5

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                            (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      FROM OCTOBER 8, 1985 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1995
                 AND FOR THE THREE MONTHS ENDED MARCH 31, 1996



                                                                                                                          Total
                                                                        Limited
                                                                        Partners                    General             Partners'
                                                         ----------------------------------
                                                            Per Unit              Total              Partner             Equity
                                                         ------------------    ------------       ---------------     -------------
Proceeds from sale of
  partnership units ................................         $250.00          $ 7,694,250                 --            $ 7,694,250
Underwriting commissions
  and other organization
  expenses .........................................          (37.21)          (1,145,333)                               (1,145,333)
Cumulative net income (loss)
  (to December 31, 1995) ...........................         (124.73)          (3,838,720)         $     9,193           (3,829,527)
Cumulative distributions from
operations
  (to December 31, 1995) ...........................           (2.69)             (82,761)              (9,193)             (91,954)
                                                             -------          -----------          -----------          -----------
Partners' equity - January 1, 1996 .................           85.37            2,627,436                    0            2,627,436
Net loss ...........................................           (1.00)             (30,710)                --                (30,710)
                                                             -------          -----------          -----------          -----------
Partners' equity - March 31, 1996 ..................         $ 84.37          $ 2,596,726          $         0          $ 2,596,726
                                                             =======          ===========          ===========          ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                                       6

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                            (A LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                       1996             1995
                                                    ----------       -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss .................................        $ (30,710)        $ (68,874)
  Adjustments to reconcile
   net loss to cash provided by (used
   in) operating activities:
    Depreciation and
      amortization .........................          111,859           101,781
    Minority interest's share
      of consolidated
      joint venture loss ...................          (11,491)          (17,337)
    Increase in rent
      receivable ...........................          (33,008)          (56,157)
    Decrease in other
      receivables ..........................                0            31,958
    Decrease (increase) in
      other assets .........................           19,032          (186,561)
    (Decrease) increase in
      accrued and other liabilities ........          (32,642)            4,875
                                                    ---------         ---------

    Net cash provided by
      (used in) operating activities .......           23,040          (190,315)
                                                    ---------         ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Contributions from minority
    investor ...............................                0           188,000
                                                    ---------         ---------

  Net cash provided by
    financing activities ...................                0           188,000
                                                    ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS ...............           23,040            (2,315)

CASH AND CASH EQUIVALENTS -
   Beginning of period .....................           66,933             2,815
                                                    ---------         ---------

CASH AND CASH EQUIVALENTS -
   End of period ...........................        $  89,973         $     500
                                                    =========         =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                                       7

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at March 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

2. RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

Included in the financial statements for the three months ended March 31, 1996 and 1995 are affiliate transactions as follows:

                                                       March 31
                                            --------------------------------
                                                 1996            1995
                                            --------------- ----------------
Management fees .........................      $12,391           $  0
Administrative fees .....................      $10,876           $  0
Leasing fees ............................      $     0           $  0

3. PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 30,777.

                           PART II - OTHER INFORMATION

ITEM  6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   Exhibit
   Number          Description of Exhibit
- --------------     ------------------------------------------
           27      Financial Data Schedule

(b)      Reports on Form 8-K

         None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.



                                       SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                                       S-P PROPERTIES, INC.
                                       General Partner


Date:  MAY 13, 1996                    /s/ THOMAS N. THURBER
                                       Thomas N. Thurber
                                       President and Director


Date:  MAY 13, 1996                    /s/ MICHELE E. JOHNSON
                                       Michele E. Johnson
                                       Chief Accounting Officer