Form 10-Q
period 1996-09-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1996-11-14
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                                September 30, 1996
Commission file number                                0-15702

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)


            State of California                         33-0122424
--------------------------------------------    --------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)


        5850 San Felipe, Suite 500
              Houston, Texas                          77057
--------------------------------------------    -----------------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
including area code:                 (713) 706-6271
                                     --------------


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

                                                                           Page
                                                                          number
                                                                          ------
Consolidated Balance Sheets - September 30, 1996 and December 31, 1995 ....  4


Consolidated Statements of Operations - For the Nine Months
Ended September 30, 1996 and 1995 and the Three Months Ended
September 30, 1996 and 1995 ...............................................  5

Consolidated Statement of Changes in Partners' Equity - from
October 8, 1985 (Inception of the Partnership) to December 31,
1995 and for the Nine Months Ended September 30, 1996 .....................  6

Consolidated Statements of Cash Flows - For the Nine
Months Ended September 30, 1996 and 1995 ..................................  7

Notes to Consolidated Financial Statements ................................  8


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

 (b)           RESULTS OF OPERATIONS

Revenues for the first nine months of the year increased by $77,000, or 11%, due to the occupancy of additional space by the property's largest tenant in July 1995. Operating expenses for the same period decreased $20,000, or 7%, in comparison to the same period in 1995 due to lower administrative costs and other expense cutting measures implemented by management. Additionally, property tax expense decreased in comparison to the same periods in 1995 due to appeal costs incurred in the prior year. No such costs were incurred in 1996. For the quarter ended September 30, operating expenses increased $6,000, or 8%, when compared to the corresponding period in the prior year. This increase is primarily due to the costs of making repairs that were deferred in the prior year. These costs are partially offset by reduced insurance costs resulting from enrollment of the property in a national insurance program sponsored by an affiliate of the general partner. Depreciation and amortization increased $24,000, or 8%, due to increased depreciation expenses on tenant improvements associated with the expansion of tenant space.

(c)            LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at September 30, 1996 with cash of $6,000 and current liabilities of $226,000. On October 1, 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make any necessary advances during the foreseeable future.

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                   September 30,   December 31,
                                                       1996            1995
                                                     ----------     ----------
ASSETS

Cash and cash equivalents ........................   $    6,090     $   66,933
Receivables:
  Unbilled rent ..................................      470,892        401,333
  Billed rent ....................................            0              0
Income-producing property - net of
   accumulated depreciation of $1,900,116
   and $1,606,003, respectively ..................    6,066,566      6,332,709
Other assets .....................................      448,205        329,194
                                                     ----------     ----------
Total Assets .....................................   $6,991,753     $7,130,169
                                                     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................   $  226,274     $  215,837
                                                     ----------     ----------
Total Liabilities ................................      226,274        215,837
                                                     ----------     ----------
Ground lessor's equity in income-
  producing property .............................    3,000,000      3,000,000
                                                     ----------     ----------
Minority interest in consolidated
   joint venture .................................    1,246,825      1,286,896
                                                     ----------     ----------
Partners' equity:
  General Partner ................................            0              0
  Limited Partners:
       140,000 units authorized,
       30,777 issued and
       outstanding ...............................    2,518,654      2,627,436
                                                     ----------     ----------
Total Partners' equity ...........................    2,518,654      2,627,436
                                                     ----------     ----------
Total Liabilities and Partners'  equity ..........   $6,991,753     $7,130,169
                                                     ==========     ==========
                                   Unaudited
                             See Accompanying Notes

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1996 and 1995
           and for the Three Months Ended September 30, 1996 and 1995


                                          Nine Months Ended        Three Months Ended
                                            September 30,             September 30,
                                        ----------------------    ----------------------
                                          1996         1995         1996         1995
                                        ---------    ---------    ---------    ---------
REVENUES:
  Rental income .....................   $ 748,770    $ 671,973    $ 242,132    $ 211,706
  Interest income ...................           0          166            0           50
                                        ---------    ---------    ---------    ---------
    Total Revenues ..................     748,770      672,139      242,132      211,756
                                        ---------    ---------    ---------    ---------
EXPENSES:
    Operating expenses ..............     275,159      294,754       77,195       71,480
    Ground lease ....................     286,875      286,875       95,625       91,250
    Depreciation and amortization ...     335,589      311,446      111,864      107,886
                                        ---------    ---------    ---------    ---------
Total costs and expenses ............     897,623      893,075      284,684      270,616
                                        ---------    ---------    ---------    ---------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS     (148,853)    (220,936)     (42,552)     (58,860)
                                        ---------    ---------    ---------    ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ...      40,071       44,430       11,455       11,836
                                        ---------    ---------    ---------    ---------
NET LOSS ............................   $(108,782)   $(176,506)   $ (31,097)   $ (47,024)
                                        =========    =========    =========    =========
Net loss per limited partnership unit   $   (3.53)   $   (5.73)   $   (1.01)   $   (1.53)
                                        =========    =========    =========    =========

                                   Unaudited
                             See Accompanying Notes

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                            (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      From October 8, 1985 (Inception of Partnership) to December 31, 1995
                and for the Nine Months Ended September 30, 1996

                                             Limited Partners                      Total
                                           ----------------------    General     Partners'
                                          Per Unit       Total       Partner      Equity
                                           -------    -----------    -------    -----------
Proceeds from sale of
  partnership units ....................   $250.00    $ 7,694,250       --      $ 7,694,250
Underwriting commissions
  and other organization expenses ......    (37.21)    (1,145,333)      --       (1,145,333)
Cumulative net income (loss)
   (to December 31, 1995) ..............   (124.73)    (3,838,720)   $ 9,193     (3,829,527)
Cumulative distributions from operations
   (to December 31, 1995) ..............     (2.69)       (82,761)    (9,193)       (91,954)
                                           -------    -----------    -------    -----------
Partners' equity - January 1, 1996 ....      85.37      2,627,436          0      2,627,436
Net loss - year to date ................     (3.53)      (108,782)      --         (108,782)
                                           -------    -----------    -------    -----------
Partners' equity - September 30, 1996 .    $ 81.84    $ 2,518,654    $     0    $ 2,518,654
                                           =======    ===========    =======    ===========

                                   Unaudited
                             See Accompanying Notes

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1996 and 1995

                                                          1996          1995
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................     $(108,782)     $(176,506)
  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization ................       335,589        311,446
    Minority interest's share of consolidated
      joint venture loss .........................       (40,071)       (44,430)
    Increase in rent receivable ..................       (69,559)      (135,989)
    Decrease in other receivables ................             0         31,958
    Increase in other assets .....................      (160,486)      (148,709)
    Increase in accrued and other liabilities ....        10,437         30,530
                                                       ---------      ---------
    Net cash used in operating activities ........       (32,872)      (131,700)
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ................       (27,971)      (277,846)
                                                       ---------      ---------
  Net cash used in investing activities ..........       (27,971)      (277,846)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from minority investor ...........             0        465,400
                                                       ---------      ---------
Net cash provided by financing activities ........             0        465,400
                                                       ---------      ---------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS ........................       (60,843)        55,854

CASH AND CASH EQUIVALENTS -
   Beginning of period ...........................        66,933          2,815
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS -
   End of period .................................     $   6,090      $  58,669
                                                       =========      =========

                                   Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.      ORGANIZATION

In October 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership Agreement of Sorrento II Partners (the "Agreement") was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreement. As a result of this Amendment, the Partnership's percentage interest in Sorrento II Partners increased from 72.77% to 73.08%. The effect of this change on the minority interest share of consolidated joint venture loss for the three months ended March 31, 1996 was recognized in the second quarter.

 2.      BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at September 30, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1996 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1995.

 3.      RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of S-P Properties, Inc., the General Partner of the Partnership, was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). CMC continued to manage the affairs of the Partnership through March 31, 1995.

                                    Unaudited

Sierra Pacific Institutional Properties V
Notes to Financial Statements

Included in the financial statements for the nine months ended September 30, 1996 and 1995 are affiliate transactions as follows:

                                                        September 30
                                                  --------------------------
                                                      1996         1995
                                                  ------------- ------------
               Management fees                    $     40,667  $    21,439
               Administrative fees                      52,535       32,304
               Leasing fees                                  0            0


 4.      PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 30,077.

                                    Unaudited

                           PART II - OTHER INFORMATION

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   Exhibit
   NUMBER           DESCRIPTION OF EXHIBIT
   ------           ----------------------
     27             Financial Data Schedule

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                SIERRA PACIFIC PENSION INVESTORS `84
                                a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  NOVEMBER 11, 1996        /S/ THOMAS N. THURBER
                                Thomas N. Thurber
                                President and Director


Date:  NOVEMBER 11, 1996        /S/ MICHELE E. JOHNSON
                                Michele E. Johnson
                                Chief Accounting Officer