Form 10-K
period 1996-12-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1997-03-28
CIK 780052

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number : 0-15702


                  SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                      (A CALIFORNIA LIMITED PARTNERSHIP)

       State of California                          33-0122424
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

       5850 San Felipe, Suite 500
             Houston, Texas                           77057
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (713) 706-6271

                          5850 San Felipe, Suite 120
                             Houston, Texas 77057
        (Former name or former address, if changed since last report)

         Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

             None                                 None

         Securities registered pursuant to Section 12 (g) of the Act:

                      140,000 LIMITED PARTNERSHIP UNITS

                                Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1996 is
                 incorporated by reference into Parts II and III

                                     PART I

ITEM 1.      BUSINESS

(a.) GENERAL DEVELOPMENT OF BUSINESS. Sierra Pacific Institutional Properties V (the "Partnership") is a California limited partnership that was formed in October 1985 for the purpose of acquiring, developing, and operating commercial and industrial real estate.

The Partnership acquired land in August 1987 for the development of an 88,423 square foot industrial property in San Diego, California known as Sierra Sorrento II. This development consists of two separate buildings; a two-story building consisting of 29,500 usable square feet that was completed in November 1988 and a two-story building consisting of 58,923 usable square feet that was completed in May 1989.

On February 1, 1989, the Partnership sold the Sierra Sorrento II land to a life insurance company ("Ground Lessor") for $3,000,000. Simultaneously, the Partnership entered into a ground lease with the Ground Lessor to lease the Sierra Sorrento II land for a term of approximately 40 years requiring minimum payments of $25,000 per month commencing February 1989. Additionally, the terms of the ground lease require scheduled ground rent increases over the lease term and additional ground rent. Commencing January 1, 1994, subject to the provisions of the ground lease, the Partnership has the right to sell the property (land and buildings) to a third party and terminate the ground lease. Upon sale, the Ground Lessor is entitled to a return of its $3,000,000 investment before any proceeds are distributed to the Partnership. The Ground Lessor will also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement.

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners or "SIIP") with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and $115,000 in cash and SMMP contributed cash ($1,470,400, net, through December 31, 1995) in exchange for a 26.92% interest in Sorrento II Partners. Such interest was computed based upon the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP made additional cash contributions amounting to $44,500 and received distributions amounting to $190,500 during 1996. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sorrento II Partners, beginning January 1, 1995. Accordingly, as of January 1, 1997, the Partnership's interest in SIIP will be increased to 75.09%, and SMMP's interest will be reduced to 24.91%.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Sorrento II, an industrial project in San Diego, California. Success of the office building is dependent upon the timely payment of rent by two tenants which occupied 92% of the building at December 31, 1996.

The Sierra Sorrento II property consists of two adjacent office/research and development buildings. There is significant competition in the research and development building rental market in the Partnership's trade area. A 1994 appraisal identified just over seven million square feet of competing research and development space in the Property's market area.

(c.) COMPARISON OF CURRENT ACTIVITIES TO THOSE PROPOSED AT THE INITIATION OF THE PARTNERSHIP. In the Partnership's prospectus dated January 6, 1986, the investment objectives were described as follows:

"The Partnership has been formed to acquire and operate on an all-cash basis commercial and industrial real properties, including both properties which are to be developed by the Partnership or are under development or construction ("development properties") and properties which are newly-constructed or have operating histories ("existing properties"). A minimum of 75% of the cash invested in properties by the Partnership will be invested in properties which are in the development or lease-up stage. The properties in which the Partnership will invest will be located in areas in the western and southwestern United States which are expected to experience high population and/or economic growth levels during the Partnership's period of operations. The principal investment objectives of the Partnership are to: (i) preserve, protect and return the Partnership's invested capital; (ii) generate sufficient cash from operations to provide for distributions of Available Cash to the Limited Partners, a portion of which will be tax-sheltered to the holders of Taxable Entity Units; (iii) obtain maximum long-term appreciation in the value of the Partnership's real estate investments; and (iv) sell the Partnership's real estate investments for cash after an approximate three to five year holding period. There can be no assurance that such objectives will be attained."

Operations of the Partnership through 1996 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a five year holding period was delayed indefinitely. As of December 31, 1996, the Partnership had paid cash distributions of $2.69 for each $250 unit investment and remaining partners' equity was computed at $79.91 per unit. Thus, if the Partnership were to be liquidated at the end of 1996 at book value, each $250 investment would have returned a total of $82.60.

The General Partner's goal is to continue operating the Sierra Sorrento II property until such time as rental rates return to the level necessary to support new industrial building development. At that time, the property may be sold at a price substantially greater than current book value.

ITEM 2.      PROPERTY

During 1996, the Partnership owns a 73.08% interest in Sierra Sorrento II, an industrial property located in San Diego, California. (See Item 1. Business for discussion of percentage ownership changes.) The property includes two separate buildings comprising 88,423 rentable square feet and is 92% occupied at December 31, 1996. There are no material liens or encumbrances against the property at December 31, 1996. The average effective annual rent per square foot at December 31, 1996 is $10.12. The property has only two tenants whose principal businesses are electronics manufacturing and healthcare administration. Details of these significant tenants and their leases follow.


SUMMARY OF TENANTS/LEASES

                              Square Feet   Percent of      Effective Rent   Effective Rent  Percent of Gross   Expiration
Tenants                        Occupied    Rentable Space  per Square Foot     Per Annum        Annual Rent       of Lease
-------------------           -----------  --------------  ---------------    -------------  ----------------   -------------
Cigna ........................  22,150          25%          $   13.08         $289,739              35%        December 1997
Insight Electronics ..........  58,923          67%               9.00          530,502              65%        February 2003
                                ------         ---           ---------         --------             ---
Total Rented Space ...........  81,073          92%          $   10.12         $820,241             100%
Vacancies ....................   7,350           8%
                                ------         ---
Total Rentable Space .........  88,423         100%
                                ======         ===

DEPRECIABLE PROPERTY Reference is made to Schedule III of the Form 10-K.

REAL ESTATE TAXES    The real estate tax obligation for 1996 is approximately
                     1.13% of the assessed value or $63,993.


INSURANCE            It is the opinion of management that the property is
                     adequately covered by insurance.


ITEM 3.      LEGAL PROCEEDINGS

The Partnership is not involved in any material legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                   PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1996, the number of security holders is as follows:

                                    Number               Number of
                                   of Units            Record Holders
                                   --------            --------------
Limited Partners................     30,777                     1,618
                                   ========            ==============


These securities are all of the same class, namely, limited partnership interests (units) and were sold pursuant to a registration statement filed under the Securities Act of 1933, as amended. The total offering was 140,000 units at $250.00 per unit.

No broker or dealer currently makes a market in the units of the Partnership. Accordingly, there are no published price or trading volume figures available for the units. The units have been transferred on an extremely limited extent from time-to-time since the inception of the Partnership; however, the market for the units is highly restricted and sporadic, especially in view of the investor suitability requirements imposed on new purchasers by the various state blue sky laws and the restrictions on transfer contained in the Partnership Agreement.

The Partnership has neither paid nor declared any cash or other distributions to the General or Limited Partners during the two most recent years. There are no contractual or other restrictions on the Partnership's ability to make such distributions.


ITEM 6.      SELECTED FINANCIAL DATA

The Selected Financial Data for the Partnership is filed by reference to the Annual Report to the Limited Partners attached as an Exhibit.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Finanacial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1996, the Partnership owns a 73.08% interest in Sierra Sorrento II, an industrial property located in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Revenues increased by $68,000, or 7%, due primarily to increased expense recoveries of common area maintenance fees. The weighted average annual rent per square foot, on an accrual basis, increased from $9.89 at December 31, 1995 to $10.12 at December 31, 1996. The occupancy rate remained constant at 92% throughout 1996. Operating expenses increased $40,000, or 3%, primarily as a result of a full year's depreciation taken on significant tenant improvements capitalized late in 1995 and increased maintenance and repair costs due to the costs of making repairs that were deferred in the prior year.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994.

Revenues increased by $252,000, or 38%, due to the rental of additional space by the property's largest tenant in January 1995. Occupancy increased from 64% at December 31, 1994 to 92% at December 31, 1995. The weighted average annual rent per square foot, on an accrual basis, decreased from $10.26 at December 31, 1994 to $9.89 at December 31, 1995, due to the favorable rental rate given to this tenant as an incentive to expand their square footage. Operating expenses increased by $43,000, or 4%, primarily due to the increased depreciation and amortization expenses on $278,000 of additional tenant improvements associated with the expansion of tenant space.

Liquidity and Capital Resources:

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make the necessary advances during the foreseeable future.

During 1996, the Partnership generated cash of $159,000 from operating activities. The Partnership paid $52,000 for property additions and distributed $191,000 to SMMP.

The Partnership is in an illiquid position at December 31, 1996 with cash of $9,000 and current liabilities of $97,000.

The Partnership's primary capital requirements will be for construction of new tenant space and compliance with the Americans with Disabilities Act or other yet unknown changes in building codes. It is anticipated that these requirements will be funded from operations of the Property.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

     1.    Independent Auditors' Report

     2.    Consolidated Balance Sheets - December 31, 1996 and 1995

     3. Consolidated Statements of Operations - for the years ended December 31, 1996, 1995 and 1994

     4. Consolidated Statements of Changes in Partners' Equity - from October 8, 1985 (Inception of Partnership) to December 31, 1993 and for the years ended December 31, 1996, 1995 and 1994

     5. Consolidated Statements of Cash Flows - for the years ended December 31, 1996, 1995 and 1994

     6.    Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., a subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:

                                                                                     APPROXIMATE
NAME                             POSITION                             AGE           TIME IN OFFICE
-----                   ----------------------                        ---           --------------
Thomas N. Thurber       President and Director                         46                 2 years

Dawson L. Davenport     Vice President                                 41                 2 years

Steven M. Speier        Secretary/Treasurer and Director               46                 2 years

William J. Carden       Assistant Secretary/Treasurer and Director     52                 2 years

Thomas N. Thurber - President and Director, S-P Properties, Inc. Mr. Thurber is a Certified Public Accountant who began his career with Arthur Andersen & Co. in 1972. In 1979, he joined a major publicly traded real estate development firm
(Daon) where he became Controller for U.S. Operations. Subsequently, Mr. Thurber served as Director of Real Estate for a developer of retail properties, and Chief Financial Officer of a trust with significant investments in commercial real estate. Mr. Thurber also serves as a director of Property Secured Investments, Inc. Mr. Thurber holds a bachelors degree in accounting from Florida State University.

Dawson L. Davenport - Vice President, S-P Properties, Inc. Mr. Davenport is the founder of WD Real Estate Services, a full service property management firm that became part of the Banc Commercial family of companies in 1992. Mr. Davenport has been responsible for the management, development and rehabilitation of substantial commercial, industrial, retail, and residential projects during the past seventeen years. Mr. Davenport specializes in leasing and turning around distressed properties.

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier is a Certified Public Accountant who, after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker and has a masters degree in business administration from Grand Valley State University in Michigan.

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. Mr. Carden founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company, and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or officer during the past five years.

ITEM 11.     MANAGEMENT REMUNERATION

The Registrant is a California Limited Partnership and has no officers or directors. No options to purchase securities of the Registrant have been granted to any person.

In accordance with the terms of the Partnership Agreement, certain affiliates of the General Partner receive real estate brokerage commissions in connection with the leasing of properties by the Partnership and receive from the Partnership certain management and administrative services fees. These amounts are set forth in the Annual Report to the Limited Partners attached as an Exhibit.


ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 6% of the gross rental income collected from the property to Banc Commercial California (BCCA). These fees for the year ended December 31, 1996 were $54,102. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $67,428 during the year ended December 31, 1996. The Partnership also reimbursed BCCA for construction supervision costs. No such costs were incurred during the year ended December 31, 1996. In consideration for services rendered with respect to initial leasing of Partnership properties, BCCA is paid initial leasing costs. No such costs were incurred during the year ended December 31, 1996. Bancor and BCCA are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the general partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. EXHIBITS

  1. Annual Report to the Limited Partners

  2. Exhibit Number 27 - Financial Data Schedule

B. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule and the report of the independent auditors thereon are included herein:

  1. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1996

All other schedules are omitted as they either are not required or are not applicable, or the required information is set forth in the financial statements and notes thereto.

C. REPORTS ON FORM 8-K

   None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a California Limited Partnership
                                    S-P PROPERTIES, INC.
                                    General Partner


Date:  March 19, 1997               /S/ THOMAS N. THURBER
                                        Thomas N. Thurber
                                        President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 19, 1997                /S/ THOMAS N. THURBER
                                        Thomas N. Thurber
                                        President  and Director
                                        S-P Properties, Inc.



Date: March 19, 1997                /S/ WILLIAM J. CARDEN
                                        William J. Carden
                                        Assistant Secretary/Treasurer and
                                        Director S-P Properties, Inc.



Date: March 19, 1997                /S/ MICHELE E. JOHNSON
                                        Michele E. Johnson
                                        Chief Accounting Officer
                                        S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
Sierra Pacific Institutional Properties V

We have audited the consolidated financial statements of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated February 24, 1997. Such consolidated financial statements and report are included in your 1996 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Sierra Pacific Institutional Properties V, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997

                            SCHEDULE III - FORM 10-K

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                        Initial Cost                                 Gross Amount at
                                     to Partnership (1)     Improvements     Which carried at close of period
                                   -----------------------  Capitalized    ----------------------------------------
                         Encumb-                Improve-    After Acquis-               Improve-         Total
Description              rances       Land        ments       ition (2)     Land          ments        (3)(4)(6)
-----------            ----------  ----------   ----------   ---------     ----------  ----------   ---------------
OFFICE BUILDING -
  INCOME PRODUCING PROPERTY:

Sierra Sorrento II (3)
San Diego,
  California........   $3,000,000  $2,420,186                $5,420,774    $2,569,815  $5,420,774    $  7,990,589

                               Accumulated           Date        Date     Depreciation
Description                   Depreciation (6)    Constructed   Acquired       Life
-----------                  -----------------    -----------   --------  -------------
OFFICE BUILDING -
  INCOME PRODUCING PROPERTY:

Sierra Sorrento II (3)
San Diego, California......  $ 1,998,154              (5)        8/87       3-30 yrs.

(1)   The initial cost represents the original purchase price of the property.

(2)   The Partnership has capitalized property development costs.

(3) On February 1, 1989, the Sierra Sorrento II land was sold for $3,000,000 and leased back from the buyer. Sale and leaseback costs of $149,629 were capitalized. Because the sale and leaseback transaction contains many characteristics of a joint venture, the Partnership accounts for this arrangement under the method of accounting described in Note 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. On October 1, 1993, the property was transferred to a general partnership, Sorrento II Partners. The Partnership has an equity interest of 73.08% and Sierra Mira Mesa Partners, an affiliate, has 26.92% equity interest at December 31, 1996.

(4) For Federal Income Tax purposes, the total cost of the Property (net of the ground lessor's equity) is $4,990,589.

(5) Construction on a two-story building ("Building B"), 29,500 usable square footage, was completed in November 1988. Construction on a two-story building ("Building A") 58,923 usable square footage, was completed in May 1989.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 is as follows:

                                               Total Real Estate    Accumulated
                                                Carrying Value     Depreciation
                                                 ----------         ----------
             Balance - January 1, 1994 .......   $7,308,991         $  891,477
                Additions during the year ....      324,502            346,521
                                                 ----------         ----------
             Balance - December 31, 1994 .....    7,633,493          1,237,998
                Additions during the year ....      305,219            368,005
                                                 ----------         ----------
             Balance - December 31, 1995 .....    7,938,712          1,606,003
                 Additions during the year ...       51,877            392,151
                                                 ----------         ----------
             Balance - December 31, 1996 .....   $7,990,589         $1,998,154
                                                 ==========         ==========

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

                            SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1996, 1995, 1994, 1993 and 1992

                                                        1996             1995             1994             1993             1992
                                                    -----------      -----------      -----------      -----------      -----------
REVENUES ......................................     $   990,901      $   923,375      $   671,486      $   386,124      $   634,242
OPERATING EXPENSES:
  Total .......................................       1,220,966        1,181,440        1,138,026        2,844,698          929,456
  Per dollar of revenues ......................            1.23             1.28             1.69             7.37             1.47
NET LOSS:
  Total .......................................        (168,132)        (206,168)        (389,176)      (2,404,332)        (295,214)
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................        (168,132)        (206,168)        (389,176)      (2,404,332)        (295,214)
  Per Unit(1) .................................           (5.46)           (6.70)          (12.64)          (78.13)           (9.59)

CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ........................         158,517          (96,063)        (534,943)        (277,391)         (35,348)

CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES ........................         (51,877)        (305,219)        (324,502)        (871,867)         250,000

CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES ........................        (164,995)         465,400          845,000          101,649            7,002

TOTAL ASSETS ..................................       6,785,833        7,130,169        6,856,102        7,988,849        8,685,670

PARTNERS' EQUITY:
  Total .......................................       2,459,304        2,627,436        2,833,604        3,222,780        5,627,112
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................       2,459,304        2,627,436        2,833,604        3,222,780        5,627,112

LIMITED PARTNERS' EQUITY - PER UNIT (1) .......           79.91            85.37            92.07           104.71           182.84
INCOME-PRODUCING PROPERTIES:
  Number ......................................               1                1                1                1                1
  Cost ........................................       7,990,589        7,938,712        7,633,493        7,308,991        6,437,124
  Less: Accumulated depreciation ..............      (1,998,154)      (1,606,003)      (1,237,998)        (891,447)        (699,449)
  Net book value ..............................       5,992,435        6,332,709        6,395,495        6,417,514        5,737,675
MINORITY INTEREST IN
   CONSOLIDATED JOINT VENTURE .................       1,078,963        1,286,896          873,393        1,445,758              N/A
DISTRIBUTIONS PER UNIT (1) ....................               0                0                0                0                0

 N/A = Not applicable nor available

(1) The net income (loss), limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 30,777 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1996 equal $2.69.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Institutional Properties V


We have audited the accompanying consolidated balance sheets of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Institutional Properties V as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 1997

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                     December 31,   December 31,
                                                         1996          1995
                                                     ----------     ----------
ASSETS

Cash and cash equivalents ........................   $    8,578     $   66,933
Receivables:
  Unbilled rent (Notes 1 and 4) ..................      489,965        401,333
Due from affiliates (Note 3) .....................       18,995              0
Income-producing property - net of
  accumulated depreciation of
  $1,998,154 in 1996 and $1,606,003
  in 1995 (Note 4) ...............................    5,992,435      6,332,709
Other assets (Notes 1, 2 and 3) ..................      275,860        329,194
                                                     ----------     ----------
Total Assets .....................................   $6,785,833     $7,130,169
                                                     ==========     ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Notes 1 and 2) ....   $  247,566     $  215,837
                                                     ----------     ----------
Total Liabilities ................................      247,566        215,837
                                                     ----------     ----------
Ground lessor's equity in income-
  producing property (Note 4) ....................    3,000,000      3,000,000
                                                     ----------     ----------
Minority interest in consolidated
   joint venture (Note 4) ........................    1,078,963      1,286,896
                                                     ----------     ----------
Partners' equity (Notes 1 and 5):
  General Partner ................................            0              0
  Limited Partners:
     140,000 units authorized,
     30,777 issued and
     outstanding .................................    2,459,304      2,627,436
                                                     ----------     ----------
Total Partners' equity ...........................    2,459,304      2,627,436
                                                     ----------     ----------
Total Liabilities and Partners' equity ...........   $6,785,833     $7,130,169
                                                     ==========     ==========

                             See Accompanying Notes

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                     1996           1995           1994
                                                 -----------    -----------    -----------
REVENUES:
  Rental income (Note 1) .....................   $   990,901    $   923,375    $   667,487
  Interest income ............................             0              0          3,999
                                                 -----------    -----------    -----------
    Total revenues ...........................       990,901        923,375        671,486
                                                 -----------    -----------    -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization ............       447,452        423,305        383,674
    Ground lease .............................       382,733        382,500        381,000
    Property taxes and insurance .............        90,530        108,055         61,832
    Maintenance and repairs ..................        84,287         62,390         77,701
    Administrative fees (Note 3) .............        67,428         62,167         55,205
    Management fees (Note 3) .................        54,102         46,718         30,899
    Legal and accounting .....................        33,070         44,957         70,332
    General and administrative ...............        25,316         20,689         24,033
    Utilities ................................        20,193         17,897         19,081
    Salaries and payroll taxes ...............             0          3,362         16,789
    Renting expenses .........................         1,940            101          5,019
    Other operating expenses .................        13,915          9,299         12,461
                                                 -----------    -----------    -----------
     Total operating expenses ................     1,220,966      1,181,440      1,138,026
                                                 -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .........      (230,065)      (258,065)      (466,540)
                                                 -----------    -----------    -----------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ............        61,933         51,897         77,364
                                                 -----------    -----------    -----------
NET LOSS .....................................   $  (168,132)   $  (206,168)   $  (389,176)
                                                 ===========    ===========    ===========
Net loss per limited partnership unit (Note 1)   $     (5.46)   $     (6.70)   $    (12.64)
                                                 ===========    ===========    ===========

                             See Accompanying Notes

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      From October 8, 1985 (Inception of Partnership) to December 31, 1993
            and for the Years Ended December 31, 1996, 1995 and 1994

                                                                   Limited Partners                                         Total
                                                               ----------------------------           General             Partners'
                                                               Per Unit            Total              Partner              Equity
                                                               -------          -----------          ---------          -----------
Proceeds from sale of
partnership units ....................................         $250.00          $ 7,694,250                             $ 7,694,250
Underwriting commissions
and other organization expenses ......................          (37.21)          (1,145,333)                             (1,145,333)
Cumulative net income (loss)
(to December 31, 1993) ...............................         (105.39)          (3,243,376)         $   9,193           (3,234,183)
Cumulative distributions
(to December 31, 1993) ...............................           (2.69)             (82,761)            (9,193)             (91,954)
                                                               -------          -----------          ---------          -----------
Partners' equity - January 1, 1994 ...................          104.71            3,222,780                  0            3,222,780
Net loss .............................................          (12.64)            (389,176)                               (389,176)
                                                               -------          -----------          ---------          -----------
Partners' equity - December 31, 1994 .................           92.07            2,833,604                  0            2,833,604
Net loss .............................................           (6.70)            (206,168)                               (206,168)
                                                               -------          -----------          ---------          -----------
Partners' equity - December 31, 1995 .................           85.37            2,627,436                  0            2,627,436
Net loss .............................................           (5.46)            (168,132)                               (168,132)
                                                               -------          -----------          ---------          -----------
Partners' equity - December 31, 1996 .................         $ 79.91          $ 2,459,304          $       0          $ 2,459,304
                                                               =======          ===========          =========          ===========

                             See Accompanying Notes

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                      1996                1995              1994
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................         $(168,132)         $(206,168)         $(389,176)
  Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Depreciation and amortization .........................................           447,452            423,305            383,674
    Minority interest's share of unconsolidated
      joint venture loss ..................................................           (61,933)           (51,897)           (77,364)
    Increase in rent receivable ...........................................           (88,632)          (185,285)          (152,313)
    Decrease (increase) in other receivables ..............................                 0             31,958            (24,071)
    Increase in other assets ..............................................            (1,967)          (174,708)          (104,487)
    Increase (decrease) in accrued and other liabilities ..................            31,729             66,732           (171,206)
                                                                                    ---------          ---------          ---------
    Net cash provided by (used in) operating activities ...................           158,517            (96,063)          (534,943)
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions .........................................           (51,877)          (305,219)          (324,502)
                                                                                    ---------          ---------          ---------
  Net cash used in investing activities ...................................           (51,877)          (305,219)          (324,502)
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on borrowings of affiliates ..................................                 0                  0            550,000
  Payments to affiliates ..................................................           (18,995)                 0                  0
  Distributions to minority investor ......................................          (190,500)           (23,600)                 0
  Contributions from minority investor ....................................            44,500            489,000            295,000
                                                                                    ---------          ---------          ---------
  Net cash (used in) provided by financing activities .....................          (164,995)           465,400            845,000
                                                                                    ---------          ---------          ---------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS .................................................           (58,355)            64,118            (14,445)

CASH AND CASH EQUIVALENTS - Beginning of year .............................            66,933              2,815             17,260
                                                                                    ---------          ---------          ---------
CASH AND CASH EQUIVALENTS - End of  year ..................................         $   8,578          $  66,933          $   2,815
                                                                                    =========          =========          =========

                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sierra Pacific Institutional Properties V (the "Partnership") was organized on October 8, 1985 in accordance with the provisions of the California Uniform Limited Partnership Act to acquire and operate commercial and industrial real properties. S-P Properties, Inc. is the General Partner and manager of the Partnership. On December 30, 1994, all of the outstanding stock of TCP, Inc. was sold to Finance Factors, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. Finance Factors was a subsidiary of CGS Real Estate Company, Inc., a national real estate company. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., another subsidiary of CGS Real Estate Company, Inc.

The Partnership acquired land in August 1987 for the development of an 88,423 square foot industrial property in San Diego, California known as Sierra Sorrento II. This development consists of two separate buildings; a two-story building consisting of 29,500 usable square feet that was completed in November 1988 and a two-story building consisting of 58,923 usable square feet that was completed in May 1989.

On February 1, 1989, the Partnership sold the Sierra Sorrento II land to a life insurance company ("Ground Lessor") for $3,000,000. Simultaneously, the Partnership entered into a ground lease with the Ground Lessor to lease the Sierra Sorrento II land for a term of approximately 40 years requiring minimum payments of $25,000 per month commencing February 1989.

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and cash and SMMP contributed cash to the newly formed partnership. At December 31, 1996, the Partnership's remaining asset is a 73.08% interest in Sorrento II Partners.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned California general partnership (see
Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page two

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash and cash equivalents, receivables, due from affiliates, and accounts payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. The fair value of due from affiliates can not be determined due to the related party nature of this receivable.

INCOME-PRODUCING PROPERTY

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements incurred at the initial leasing of the property are depreciated over ten years and tenant improvements incurred at the re-leasing of the property are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income or deferred income as appropriate.

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year. A provision for loss on the property was established as the appraised value of the property declined below book value because of depressed real estate market conditions, which the General Partner believed to be other than temporary. A complete appraisal was performed on the property as of December 31, 1994 that indicated an appraised value in excess of the historical cost basis of the property.

Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No loss provision was required with the implementation of this Statement.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page three

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Unbilled rent receivable represents the difference between rent recognized on the straight-line method and actual cash due.

ACCRUED AND OTHER LIABILITIES

Ground lease payable, included in accrued and other liabilities, represents the difference between rent recognized on the straight-line method in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and actual cash due and paid by that date.

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by 30,777, the number of limited partnership units outstanding.


2.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1996 and 1995, is as follows:

                                                             1996         1995
                                                           --------     --------
Other assets:
   Prepaid expenses ..................................     $ 38,020     $ 36,052
   Deferred leasing costs, net of accumulated
       amortization of $149,273 in 1996
       and $93,973 in 1995 ...........................      237,840      293,142
                                                           --------     --------
                                                           $275,860     $329,194
                                                           ========     ========
Accrued and other liabilities:

   Ground lease payable ..............................     $150,233     $157,500
   Accounts payable ..................................       84,380       41,245
   Security deposits .................................        7,249        7,249
   Other .............................................        5,704        9,843
                                                           --------     --------
                                                           $247,566     $215,837
                                                           ========     ========

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page four


3.   GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc., was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1996, 1995 and 1994 were $54,102, $33,554 and $30,899, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $67,428, $46,318 and $55,205 for such services for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1995 and 1994, the affiliate received $27,235 and $5,596, respectively, for tenant improvements supervisory costs. No such costs were incurred in 1996.

For the year ended December 31, 1994 the affiliate received $4,969 for leasing supervision costs that were recorded as part of renting expenses of the property. No such costs were incurred in 1995 and 1996.

During 1996, the Partnership made a short-term, non-interest bearing loan to an affiliate. Repayment in expected in 1997.


4.   INCOME-PRODUCING PROPERTY

At December 31, 1996 and 1995 the total cost and accumulated depreciation of the property are as follows:


                                                   1996                1995
                                                -----------         -----------
Land ...................................        $ 2,569,815         $ 2,569,815
Building and improvements ..............          5,420,774           5,368,897
                                                -----------         -----------
           Total .......................          7,990,589           7,938,712
Accumulated depreciation ...............         (1,998,154)         (1,606,003)
                                                -----------         -----------
           Net .........................        $ 5,992,435         $ 6,332,709
                                                ===========         ===========

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page five

On February 1, 1989, the Partnership sold the Sierra Sorrento II land to a life insurance company ("Ground Lessor") for $3,000,000. Simultaneously, the Partnership entered into a ground lease with the Ground Lessor to lease the Sierra Sorrento II land for a term of approximately 40 years requiring minimum payments of $25,000 per month commencing February 1989. Additionally, the terms of the ground lease require scheduled ground rent increases over the lease term and additional ground rent. Commencing January 1, 1994, subject to the provisions of the ground lease, the Partnership has the right to sell the property (land and buildings) to a third party and terminate the ground lease. Upon sale the Ground Lessor is entitled to a return of its $3,000,000 investment before any proceeds are distributed to the Partnership. The Ground Lessor will also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement. Because the transaction does not qualify as a sale and leaseback under generally accepted accounting principles, the Partnership has reflected the $3,000,000 payment as the Ground Lessor's equity in the income-producing property in the accompanying balance sheet.

On October 1, 1993, the Partnership formed a joint venture with SMMP, an affiliate. The joint venture, known as Sorrento II Partners ("SIIP"), was formed as a California general partnership to develop and operate the Sierra Sorrento II property. The Partnership had an 83.2% equity interest with its contribution of Sierra Sorrento II and $115,000 in cash. Such interest was computed based upon the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP was allocated a 16.8% initial equity interest in SIIP in exchange for its $710,000 cash contribution. SMMP made additional cash contributions amounting to $295,000, $489,000 and $44,500, and received distributions amounting to $0, $23,600 and $190,500 during 1994, 1995 and 1996, respectively. The percentage interests of the Partnership and SMMP are to be adjusted every January 1st during the term of SIIP, beginning January 1, 1995. Accordingly, as of January 1, 1995 and 1996, the Partnership's interest in SIIP was reduced to 79.89% and 73.08%, respectively, and SMMP's interest was increased to 20.11% and 26.92%, respectively. On January 1, 1997, the Partnership's interest will be increased to 75.09% and SMMP's interest will be reduced to 24.91% to reflect the 1996 contributions and distributions. Under the terms of the SIIP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SIIP or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its property contribution, and the remainder to the Partnership and SMMP in proportion to their respective equity interests.

Future minimum base rental income, under the existing operating leases for the Sierra Sorrento II property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:


                                              Straight-line              Cash
 YEAR ENDING DECEMBER 31,                         Basis                  Basis
                                                ----------            ----------
  1997 .............................            $  820,242            $  833,929
  1998 .............................               530,502               559,769
  1999 .............................               530,502               595,127
  2000 .............................               530,502               630,487
  2001 .............................               530,502               651,103
Thereafter .........................               618,920               780,720
                                                ----------            ----------
   Total ...........................            $3,561,170            $4,051,135
                                                ==========            ==========

The Partnership relies on two tenants to generate all of rental income; 35% is from a healthcare administrator and the remaining 65% is from an electronics manufacturer.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page six

5.   PARTNERS' EQUITY

Accrual basis profits and losses resulting from operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. Currently, the Partnership does not meet the criteria for distributing cash to the General Partner, and it cannot reasonably predict when the criteria will be met. Accordingly, no accrual basis profits and losses from operations were allocated to the General Partner.

Upon any sale or other disposition of the Partnership's real properties, distributions will be made to the Limited Partners until they have received distributions from sales proceeds in an amount equal to 100% of their unreturned capital. Thereafter, distributions generally will be divided 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have received distributions from all sources equal to the sum of their respective priority distributions (an amount equal to not less than 12% per annum cumulative, but not compounded, on each Limited Partners' unreturned capital). Thereafter, the General Partner will be entitled to receive incentive distributions which, when aggregated with the 1% distributions to the General Partner described above, are equal to 10% of the total net sale proceeds available for distribution to the Partners. Any remaining sale proceeds will be distributed to the Limited Partners.

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:


NAME                                                POSITION
-----------------                     ------------------------------------------
Thomas N. Thurber                     President and Director

Dawson L. Davenport                   Vice President

Steven M. Speier                      Secretary/Treasurer and Director

William J. Carden                     Assistant Secretary/Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the Partnership's operations and is available to Limited Partners upon request.