Form 10-Q
period 1997-03-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1997-05-14
CIK 780052

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For Quarter ended              March 31, 1997

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

                     PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                   Page number
                                                                  -------------
Consolidated Balance Sheets - March 31, 1997 and December 31, 1996      4

Consolidated Statements of Operations - For the Three Months Ended
March 31, 1997 and 1996                                                 5

Consolidated Statement of Changes in Partners' Equity -
from October 8, 1985 (Inception of the Partnership) to
December 31, 1996 and for the Three Months Ended March 31, 1997         6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 1997 and 1996                                                 7

Notes to Consolidated Financial Statements                              8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 75.09% interest in the Sorrento II Partnership, which operates the Sorrento II property in San Diego, California.

(b)         RESULTS OF OPERATIONS

Revenues for the first three months of the year increased by $36,000, or 15%, principally as a result of the billing of common area maintenance fees in March 1997. These fees were not billed until the second quarter in 1996. Operating expenses remained relatively unchanged for the same period decreasing $1,000, or 2%. Accounting and auditing expenses decreased as a result of additional costs incurred in the corresponding period in 1996. This decrease was partially offset by an increase in maintenance and repair costs for the period.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at March 31, 1997 with cash and billed rents of $89,000 and current liabilities of $274,000. On October 1, 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make any necessary advances during the foreseeable future.

                SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                         (A Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS
                   March 31, 1997 and December 31, 1996




                                               March 31, 1997  December 31, 1996
                                                 ----------        ----------
ASSETS

Cash and cash equivalents ..................     $   36,559        $    8,578
Receivables:
  Unbilled rent ............................        501,047           489,965
  Billed rent ..............................         52,866                 0
Due from affiliates ........................         48,595            18,995
Income-producing property - net of
  accumulated depreciation of $2,096,192
  and $1,998,154, respectively .............      5,919,369         5,992,435
Other assets ...............................        242,015           275,860
                                                 ----------        ----------
Total Assets ...............................     $6,800,451        $6,785,833
                                                 ==========        ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ..............     $  274,240        $  247,566
                                                 ----------        ----------
Total Liabilities ..........................        274,240           247,566
                                                 ----------        ----------
Ground lessor's equity in income-
  producing property .......................      3,000,000         3,000,000
                                                 ----------        ----------
Minority interest in consolidated
   joint venture ...........................      1,075,960         1,078,963
                                                 ----------        ----------
Partners' equity:
  General Partner ..........................              0                 0
  Limited Partners:
  140,000 units authorized,
  30,777 issued and
  outstanding ..............................      2,450,251         2,459,304
                                                 ----------        ----------
Total Partners' equity .....................      2,450,251         2,459,304
                                                 ----------        ----------
Total Liabilities and Partners'  equity ....     $6,800,451        $6,785,833
                                                 ==========        ==========

                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996

                                                           1997          1996
                                                        ---------     ---------
REVENUES:
  Rental income ....................................    $ 275,936     $ 239,522
                                                        ---------     ---------
                    Total revenues .................      275,936       239,522
                                                        ---------     ---------
EXPENSES:
    Operating expenses .............................       80,271        81,739
    Ground lease ...................................       95,858        88,125
    Depreciation and amortization ..................      111,863       111,859
                                                        ---------     ---------
                    Total costs and expenses .......      287,992       281,723
                                                        ---------     ---------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ...............      (12,056)      (42,201)
                                                        ---------     ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..................        3,003        11,491
                                                        ---------     ---------
NET LOSS ...........................................    $  (9,053)    $ (30,710)
                                                        =========     =========
Net loss per limited partnership unit ..............    $   (0.29)    $   (1.00)
                                                        =========     =========

                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      From October 8, 1985 (Inception of Partnership) to December 31, 1996
                  and for the Three Months Ended March 31, 1997

                                                                   Limited Partners                                        Total
                                                              -----------------------------           General             Partners'
                                                              Per Unit            Total               Partner              Equity
                                                              -------           -----------           -------           -----------
Proceeds from sale of
  partnership units ................................          $250.00           $ 7,694,250                             $ 7,694,250
Underwriting commissions
  and other organization expenses ..................           (37.21)           (1,145,333)                             (1,145,333)
Cumulative net income (loss)
  (to December 31, 1996) ...........................          (130.19)           (4,006,852)          $ 9,193            (3,997,659)
Cumulative distributions
  (to December 31, 1996) ...........................            (2.69)              (82,761)           (9,193)              (91,954)
                                                              -------           -----------           -------           -----------
Partners' equity - January 1, 1997 .................            79.91             2,459,304                 0             2,459,304
Net loss ...........................................            (0.29)               (9,053)                                 (9,053)
                                                              -------           -----------           -------           -----------
Partners' equity - March 31, 1997 ..................          $ 79.62           $ 2,450,251           $     0           $ 2,450,251
                                                              =======           ===========           =======           ===========

                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996

                                                             1997        1996
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $  (9,053)  $ (30,710)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization ......................    111,863     111,859
    Minority interest's share of consolidated
      joint venture loss ...............................     (3,003)    (11,491)
    Increase in rent receivable ........................    (63,948)    (33,008)
    Decrease in other assets ...........................     20,020      19,032
    Increase (decrease) in accrued and other liabilities     26,674     (32,642)
                                                          ---------   ---------
    Net cash provided by operating activities ..........     82,553      23,040
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................    (24,972)          0
                                                          ---------   ---------
    Net cash used in investing activities ..............    (24,972)          0
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan to affiliate ..................................    (29,600)          0
                                                          ---------   ---------
    Net cash used in financing activities ..............    (29,600)          0
                                                          ---------   ---------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS ...............................     27,981      23,040

CASH AND CASH EQUIVALENTS -
    Beginning of period ................................      8,578      66,933
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS -
    End of period ......................................  $  36,559   $  89,973
                                                          =========   =========

                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------

1.    ORGANIZATION

In October 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership Agreement of Sorrento II Partners (the "Agreement") was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreement. Accordingly, on January 1, 1997, the Partnership's interest in Sorrento II Partners was increased from 73.08% to 75.09% to reflect 1996 contributions and distributions.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at March 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

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

                                    UNAUDITED

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
NOTES TO FINANCIAL STATEMENTS


Included in the financial statements for the three months ended March 31, 1997 and 1996 are affiliate transactions as follows:

                                            March 31
                                    --------------------------
                                        1997          1996
                                    --------------------------
     Management fees                 $  12,719    $   12,391
     Administrative fees                13,795        10,876

4.    PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 30,077.

                                    UNAUDITED

                      PART II - OTHER INFORMATION

ITEM  6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

 Exhibit
  Number        Description of Exhibit
-----------    --------------------------------
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

                            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner


Date:  MAY 12, 1997         /S/ THOMAS N. THURBER
                                Thomas N. Thurber
                                President and Director

Date:  MAY 12, 1997         /S/ MICHELE E. JOHNSON
                                Michele E. Johnson
                                Chief Accounting Officer