Form 10-Q
period 1997-06-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1997-08-13
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                          June 30, 1997
                       ------------------------------------------------------
Commission file number                        0-15702
                       ------------------------------------------------------

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

         State of California                           33-0122424
--------------------------------------    -------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

     5850 San Felipe, Suite 500
           Houston, Texas                                 77057
--------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                            (713) 706-6271
                                -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [_].

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           Page
                                                                          number
                                                                          ------

Consolidated Balance Sheets - June 30, 1997 and December 31, 1996 ....       4
Consolidated Statements of Operations - For the Six Months Ended
  June 30, 1997 and 1996 and the Three Months Ended
  June 30, 1997 and 1996 .............................................       5
Consolidated Statement of Changes in Partners' Equity - from
  October 8, 1985 (Inception of the Partnership) to December 31,
  1996 and for the Six Months Ended June 30, 1997 ....................       6
Consolidated Statements of Cash Flows - For the Six Months
  Ended June 30, 1997 and 1996 .......................................       7
Notes to Consolidated Financial Statements ...........................       8


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

(b)   RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1997 decreased by $48,000, or 18%, principally as a result of the billing of common area maintenance fees in the first quarter of 1997. These fees were billed in the second quarter in 1996. Occupancy of the property at June 30, 1997 and 1996 remained unchanged at 92%.

Operating expenses for the six months ended June 30, 1997 increased by $12,000, or 6%, principally as a result of higher professional fees incurred during the period. This increase was partially offset by lower accounting and auditing costs incurred during the same period. Operating expenses for the three months ended June 30, 1997 increased by $13,000, or 11%, primarily due to the higher professional fees. This increase was partially offset by a decrease in repair and maintenance costs and lower administrative costs incurred during the period.

(c)   LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at June 30, 1997 with cash of $19,000 and current liabilities of $219,000. On October 1, 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make any necessary advances during the foreseeable future.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                                June 30, 1997  December 31, 1996
                                                -------------    -------------
ASSETS

Cash and cash equivalents ....................  $      18,553    $       8,578
Receivables:
  Unbilled rent ..............................        490,790          489,965
Due from affiliates ..........................         69,595           18,995
Income-producing property - net of
  accumulated depreciation of $2,194,231
  and $1,998,154, respectively ...............      5,823,328        5,992,435
Other assets .................................        224,249          275,860
                                                -------------    -------------
Total Assets .................................  $   6,626,515    $   6,785,833
                                                =============    =============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ................  $     218,616    $     247,566
                                                -------------    -------------

Total Liabilities ............................        218,616          247,566
                                                -------------    -------------

Ground lessor's equity in income-
  producing property .........................      3,000,000        3,000,000
                                                -------------    -------------

Minority interest in consolidated
   joint venture .............................      1,046,488        1,078,963
                                                -------------    -------------

Partners' equity:
  General Partner ............................              0                0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
  outstanding ................................      2,361,411        2,459,304
                                                -------------    -------------

Total Partners' equity .......................      2,361,411        2,459,304
                                                -------------    -------------

Total Liabilities and Partners'  equity ......  $   6,626,515    $   6,785,833
                                                =============    =============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 Six Months Ended           Three Months Ended
                                                     June 30,                    June 30,
                                             ------------------------    ------------------------
                                                1997          1996          1997          1996
                                             ----------    ----------    ----------    ----------
REVENUES:
  Rental income ..........................   $  494,567    $  506,638    $  218,631    $  267,116
                                             ----------    ----------    ----------    ----------

       Total revenues ....................      494,567       506,638       218,631       267,116
                                             ----------    ----------    ----------    ----------

EXPENSES:
    Operating expenses ...................      209,493       197,964       129,222       116,225
    Ground lease .........................      191,715       191,250        95,857       103,125
    Depreciation and amortization ........      223,727       223,725       111,864       111,866
                                             ----------    ----------    ----------    ----------

       Total costs and expenses ..........      624,935       612,939       336,943       331,216
                                             ----------    ----------    ----------    ----------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .....     (130,368)     (106,301)     (118,312)      (64,100)
                                             ----------    ----------    ----------    ----------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ........       32,475        28,616        29,472        17,125
                                             ----------    ----------    ----------    ----------

NET LOSS .................................   $  (97,893)   $  (77,685)   $  (88,840)   $  (46,975)
                                             ==========    ==========    ==========    ==========

Net loss per limited partnership unit ....   $    (3.18)   $    (2.52)   $    (2.89)   $    (1.53)
                                             ==========    ==========    ==========    ==========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      FROM OCTOBER 8, 1985 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1996
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                               Limited Partners                              Total
                                         ----------------------------      General         Partners'
                                           Per Unit          Total         Partner          Equity
                                         ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ..................   $     250.00    $  7,694,250                    $  7,694,250
Underwriting commissions
  and other organization expenses ....         (37.21)     (1,145,333)                     (1,145,333)
Cumulative net income (loss)
  (to December 31, 1996) .............        (130.19)     (4,006,852)   $      9,193      (3,997,659)
Cumulative distributions
  (to December 31, 1996) .............          (2.69)        (82,761)         (9,193)        (91,954)
                                         ------------    ------------    ------------    ------------

Partners' equity - January 1, 1997 ...          79.91       2,459,304               0       2,459,304
Net loss .............................          (3.18)        (97,893)                        (97,893)
                                         ------------    ------------    ------------    ------------
Partners' equity - June 30, 1997 .....   $      76.73    $  2,361,411    $          0    $  2,361,411
                                         ============    ============    ============    ============

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                         1997           1996
                                                      ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................    $  (97,893)    $  (77,685)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization ................       223,727        223,725
    Minority interest's share of consolidated
      joint venture loss .........................       (32,475)       (28,616)
    Increase in rent receivable ..................          (825)       (51,192)
    Decrease in other assets .....................        23,961         21,987
    Decrease in accrued and other liabilities ....       (28,950)       (15,164)
                                                      ----------     ----------

    Net cash provided by operating activities ....        87,545         73,055
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ..............       (26,970)       (10,532)
                                                      ----------     ----------

    Net cash used in investing activities ........       (26,970)       (10,532)
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan to affiliate ............................       (50,600)             0
                                                      ----------     ----------

    Net cash used in financing activities ........       (50,600)             0
                                                      ----------     ----------

NET INCREASE IN CASH
    AND CASH EQUIVALENTS .........................         9,975         62,523

CASH AND CASH EQUIVALENTS -
    Beginning of period ..........................         8,578         66,933
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS -
    End of period ................................    $   18,553     $  129,456
                                                      ==========     ==========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at June 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

                                   UNAUDITED

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
NOTES TO FINANCIAL STATEMENTS

Included in the financial statements for the six months ended June 30, 1997 and 1996 are affiliate transactions as follows:

                                                  June 30
                                            -------------------
                                              1997       1996
                                            --------   --------
                Management fees .........   $ 29,575   $ 27,231
                Administrative fees .....     36,412     36,059
                Construction fees .......      1,998          0

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

                            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                            S-P PROPERTIES, INC.
                            General Partner


Date:  AUGUST 13, 1997      /S/ THOMAS N. THURBER
                            Thomas N. Thurber
                            President and Director

Date:  AUGUST 13, 1997      /S/ MICHELE E. JOHNSON
                            Michele E. Johnson
                            Chief Accounting Officer