Form 10-Q
period 1997-09-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1997-11-12
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1997
                      ----------------------------------------------------
Commission file
number                                      0-15702
                      ----------------------------------------------------




                  SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

        State of California                        33-0122424
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 500
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive                  (Zip Code)
              offices)



Registrant's telephone
number, including area code:                  (713) 706-6271
                              -----------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No __.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                          Page
                                                                         number
                                                                         ------
Consolidated Balance Sheets - September 30, 1997 and December
31, 1996                                                                     4


Consolidated Statements of Operations - For the Nine Months Ended
September 30, 1997 and 1996 and the Three Months Ended
September 30, 1997 and 1996                                                  5

Consolidated Statement of Changes in Partners' Equity - from
October 8, 1985 (Inception of the Partnership) to December 31, 1996
and for the Nine Months Ended September 30, 1997                             6

Consolidated Statements of Cash Flows - For the Nine Months
Ended September 30, 1997 and 1996                                            7

Notes to Consolidated Financial Statements                                   8

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

(b)        RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 1997 decreased by $12,000, or 2%, when compared to the corresponding period in the prior year. This decrease was primarily due to lower common area maintenance billings. Occupancy of the property at September 30, 1997 and 1996 remained unchanged at 92%.

Operating expenses for the nine months ended September 30, 1997 increased by $26,000, or 9%, principally as a result of higher professional fees incurred during the period. This increase was partially offset by lower accounting and auditing costs incurred during the same period. Operating expenses for the three months ended September 30, 1997 increased by $14,000, or 18%, primarily due to the higher professional fees.

(c)       LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at September 30, 1997 with cash of $3,000 and current liabilities of $57,000. On October 1, 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make any necessary advances during the foreseeable future.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
--------------------------------------------------------------------------------

                                                 September 30, 1997     December 31, 1996
                                                 ------------------     -----------------
ASSETS

Cash and cash equivalents ...................       $    3,498             $    8,578
Receivables:
  Unbilled rent .............................          483,534                489,965
Due from affiliates .........................          157,595                 18,995
Income-producing property - net of
  accumulated depreciation of $2,292,269
  and $1,998,154, respectively ..............        5,725,290              5,992,435
Other assets ................................          206,407                275,860
                                                    ----------             ----------
Total Assets ................................       $6,576,324             $6,785,833
                                                    ==========             ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ...............       $  225,218             $  247,566
                                                    ----------             ----------
Total Liabilities ...........................          225,218                247,566
                                                    ----------             ----------
Ground lessor's equity in income-
  producing property ........................        3,000,000              3,000,000
                                                    ----------             ----------
Minority interest in consolidated
   joint venture ............................        1,032,341              1,078,963
                                                    ----------             ----------
Partners' equity:
  General Partner ...........................                0                      0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding .............................        2,318,765              2,459,304
                                                    ----------             ----------
Total Partners' equity ......................        2,318,765              2,459,304
                                                    ----------             ----------
Total Liabilities and Partners'  equity .....       $6,576,324             $6,785,833
                                                    ===========            ==========

                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1997 and 1996
           and for the Three Months Ended September 30, 1997 and 1996

                                                          Nine Months Ended          Three Months Ended
                                                             September 30,              September 30,
                                                       -----------------------     -----------------------
                                                          1997          1996          1997          1996
                                                       ---------     ---------     ---------     ---------
REVENUES:
  Rental income ...................................... $ 736,809     $ 748,770     $ 242,242     $ 242,132
                                                       ---------     ---------     ---------     ---------
                    Total revenues ...................   736,809       748,770       242,242       242,132
                                                       ---------     ---------     ---------     ---------
EXPENSES:
    Operating expenses ...............................   300,806       275,159        91,313        77,195
    Ground lease .....................................   287,573       286,875        95,858        95,625
    Depreciation and amortization ....................   335,590       335,589       111,863       111,864
                                                       ---------     ---------     ---------     ---------
                    Total costs and expenses .........   923,969       897,623       299,034       284,684
                                                       ---------     ---------     ---------     ---------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .................  (187,160)     (148,853)      (56,792)      (42,552)
                                                       ---------     ---------     ---------     ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ....................    46,621        40,071        14,146        11,455
                                                       ---------     ---------     ---------     ---------
NET LOSS ............................................. $(140,539)    $(108,782)    $ (42,646)    $ (31,097)
                                                       =========     =========     =========     =========
Net loss per limited partnership unit ................ $   (4.57)    $   (3.53)    $   (1.39)    $   (1.01)
                                                       =========     =========     =========     =========

                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      From October 8, 1985 (Inception of Partnership) to December 31, 1996
                and for the Nine Months Ended September 30, 1997

                                             Limited Partners                           Total
                                           -----------------------       General      Partners'
                                            Per Unit       Total         Partner        Equity
                                           ----------    ---------      -----------   ----------
Proceeds from sale of
  partnership units .................    $    250.00   $ 7,694,250                    $7,694,250
Underwriting commissions
  and other organization expenses ...         (37.21)   (1,145,333)                   (1,145,333)
Cumulative net income (loss)
  (to December 31, 1996) ............        (130.19)   (4,006,852)     $  9,193      (3,997,659)
Cumulative distributions
  (to December 31, 1996) ............          (2.69)      (82,761)       (9,193)        (91,954)
                                         -----------    ----------    -----------     ----------
Partners' equity - January 1, 1997 ..          79.91     2,459,304             0       2,459,304
Net loss ............................          (4.57)     (140,539)                     (140,539)
                                         -----------    ----------    -----------     ----------
Partners' equity - September 30, 1997    $     75.34   $ 2,318,765             0      $2,318,765
                                         ===========    ==========    ===========     ==========

                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996

                                                              1997         1996
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $(140,539)   $(108,782)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization ......................     335,590      335,589
    Minority interest's share of consolidated
      joint venture loss ...............................     (46,621)     (40,071)
    Decrease (increase) in rent receivable .............       6,431      (69,559)
    Decrease (increase) in other assets ................      27,977     (160,486)
    (Decrease) increase in accrued and other liabilities     (22,348)      10,437
                                                           ---------    ---------
    Net cash provided by (used in) operating activities      160,490      (32,872)
                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................     (26,970)     (27,971)
                                                           ---------    ---------
    Net cash used in investing activities ..............     (26,970)     (27,971)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan to affiliate ..................................    (138,600)           0
                                                           ---------    ---------
    Net cash used in financing activities ..............    (138,600)           0
                                                           ---------    ---------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS ...............................      (5,080)     (60,843)

CASH AND CASH EQUIVALENTS -
    Beginning of period ................................       8,578       66,933
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS -
    End of period ......................................   $   3,498    $   6,090
                                                           =========    =========

                                Unaudited
                          See Accompanying Notes

                   SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
   ________________________________________________________________________

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

2.     BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at September 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1996.

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

                                   Unaudited

Sierra Pacific Institutional Properties V
Notes to Financial Statements

Included in the financial statements for the nine months ended September 30, 1997 and 1996 are affiliate transactions as follows:

                                              September 30
                                         -----------------------
                                            1997         1996
                                         -----------------------
            Management fees              $  44,545   $  40,667
            Administrative fees             52,590      52,535
            Construction fees                1,998           0

4.     PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 30,077.

                                   Unaudited

                           PART II - OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   Exhibit
   Number               Description of Exhibit
   ------               -----------------------
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


                          SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  November 10, 1997  /s/ THOMAS N. THURBER
                          Thomas N. Thurber
                          President and Director

Date:  November 10, 1997  /s/ BRUCE R. TIMBERS
                          Bruce R. Timbers
                          Chief Accounting Officer