Form 10-K
period 1997-12-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1998-03-31
CIK 780052

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission file number : 0-15702

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

    State of California                                 33-0122424
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


        5850 San Felipe, Suite 450
              Houston, Texas                                       77057
 ----------------------------------------                       ----------
 (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:  (713) 706-6271

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

          Securities registered pursuant to Section 12 (b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

None                                                  None

          Securities registered pursuant to Section 12 (g) of the Act:

                        140,000 LIMITED PARTNERSHIP UNITS

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                       DOCUMENTS INCORPORATED BY REFERENCE

   Annual Report to Limited Partners for the Year Ended December 31, 1997 is
                incorporated by reference into Parts II and III

                                     PART I

ITEM 1.      BUSINESS

(a.) GENERAL DEVELOPMENT OF BUSINESS. Sierra Pacific Institutional Properties V (the "Partnership") is a California limited partnership that was formed in October 1985 for the purpose of acquiring, developing, and operating commercial and industrial real estate.

The Partnership acquired land in August 1987 for the development of an 88,423 square foot office property in San Diego, California known as Sierra Sorrento
II. This development consists of two separate buildings; a two-story building consisting of 29,500 usable square feet that was completed in November 1988 and a two-story building consisting of 58,923 usable square feet that was completed in May 1989.

The Partnership sold the Sierra Sorrento II land holdings to Lincoln National Life Insurance Company for $3,000,000 on February 1, 1989. Upon ownership transfer, the Partnership entered into a 40 year ground lease with the insurance company. The Sierra Sorrento II land lease requires initial minimum payments of $25,000 per month commencing February 1989. The terms of the ground lease require scheduled rent increases over the lease term and additional ground rent. Subject to the provisions of the ground lease, the Partnership has the right to sell the property (land and buildings) to a third party. Upon ownership transfer the ground lease will terminate. Upon sale, the Ground Lessor is entitled to remuneration of the $3,000,000 investment prior to distribution of proceeds to the Partnership. The Ground Lessor will also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement. On July 8, 1997, the land was purchased by CGS Real Estate Company, Inc., an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS Real Estate Company, Inc. ("Ground Lessor").

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners or "SIIP") with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and $115,000 in cash and SMMP contributed cash ($1,324,400, net, through December 31, 1996) in exchange for a 24.91% interest in Sorrento II Partners. Such interest was computed based upon the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP made additional cash contributions amounting to $953,400 and received distributions amounting to $262,000 during 1997. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sorrento II Partners, beginning January 1, 1995. Accordingly, as of January 1, 1998, the Partnership's interest in SIIP will be decreased to 66.45%, and SMMP's interest will be increased to 33.55%.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Sorrento II, an office project in San Diego, California. Success of the office building is dependent upon the timely payment of rent by two tenants which occupied 92% of the building at December 31, 1997.

The Sierra Sorrento II property consists of two adjacent office buildings. There is significant competition in the rental market in the Partnership's trade area. A 1994 appraisal identified just over seven million square feet of competing research and development space in the property's market area.

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

Operations of the Partnership through 1997 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a five year holding period was delayed indefinitely. As of December 31, 1997, the Partnership had paid cash distributions of $2.69 for each $250 unit investment and remaining partners' equity was computed at $74.12 per unit. Thus, if the Partnership were to be liquidated at the end of 1997 at book value, each $250 investment would have returned a total of $76.81.

The General Partner's goal is to continue operating the Sierra Sorrento II property until such time as rental rates return to the level necessary to support new office building development. At that time, the property may be sold at a price substantially greater than current book value.

ITEM 2.      PROPERTY

During 1997, the Partnership owned a 75.09% interest in Sierra Sorrento II, an office property located in San Diego, California. (See Item 1. Business for discussion of percentage ownership changes.) The property includes two separate buildings comprising 88,423 rentable square feet and is 92% occupied at December 31, 1997. There are no material liens or encumbrances against the property at December 31, 1997. The average effective annual rent per square foot at December 31, 1997 is $10.12. The property has only two tenants whose principal businesses are electronics manufacturing and healthcare administration. Details of these significant tenants and their leases follow.


SUMMARY OF TENANTS/LEASES

                     Square     Percent of    Effective    Effective   Percent of
                      Feet       Rentable     Rent per     Rent Per       Gross     Expiration
     Tenants        Occupied       Space     Square Foot     Annum     Annual Rent   of Lease
------------------ ------------ ------------ ------------ ------------ ------------ ------------
Cigna               22,150          25%   $    13.08   $  289,739          35%     Month to Month
Insight
Electronics         58,923          67%         9.00      530,502          65%     February 2003
                 ---------- ------------ ------------ ------------ ------------

Total Rented Space  81,073          92%    $   10.12   $  820,241         100%

Vacancies            7,350           8%
                 ---------- ------------
Total Rentable
  Space             88,423         100%
                 ========== ============

DEPRECIABLE PROPERTY  Reference is made to Schedule III of the Form 10-K.

REAL ESTATE TAXES     The real estate tax obligation for 1997 is approximately
                      1.12% of the assessed value or $63,498.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1997, the number of security holders is as follows:

                                                                Number of
                                             Number              Record
                                            of Units             Holders
                                          -------------          ---------
       Limited Partners                      30,777               1,502
                                          =============          =========

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1997, the Partnership owned a 75.09% interest in Sierra Sorrento II, an industrial property located in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

Revenues decreased by $12,000, or 1%, primarily as a result of lower common area maintenance billings. The occupancy rate of the Property remained unchanged at 92% throughout 1997. The weighted-average annual rent per square foot, on an accrual basis, remained unchanged at $10.12 at December 31, 1997. Operating expenses decreased by $5,000, principally due to lower maintenance and repair costs and a decrease in general and administrative expenses resulting from cost cutting measures implemented by management. This decrease was partially offset by an increase in legal and accounting fees due to professional fees associated with the property's ground lease.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

Revenues increased by $68,000, or 7%, due primarily to increased expense recoveries of common area maintenance fees. The weighted-average annual rent per square foot, on an accrual basis, increased from $9.89 at December 31, 1995 to $10.12 at December 31, 1996. The occupancy rate remained constant at 92% throughout 1996. Operating expenses increased $40,000, or 3%, primarily as a result of a full year's depreciation taken on significant tenant improvements capitalized late in 1995 and increased maintenance and repair costs due to the costs of making repairs that were deferred in the prior year.

Liquidity and Capital Resources:

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make the necessary advances during the foreseeable future.

In October 1997, the Partnership prepaid its ground lease $900,000 in return for a reduction in future miniumum rent. These funds were contributed to the Partnership by SMMP. During 1997, SMMP contributed a total of $953,400 to the Partnership and received distributions of $262,000 from the Partnership.

During 1997, the Partnership used cash of $647,000 in operating activities and paid $29,000 for property additions. The Partnership is in an illiquid position at December 31, 1997 with cash of $23,000 and current liabilities of $48,000.

The Partnership's primary capital requirements will be for construction of new tenant space. It is anticipated that these requirements will be funded from operations of the property.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The total cost to the Partnership of activities associated with the Year 2000 Compliance issue is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

           1.  Independent Auditors' Report

           2.  Consolidated Balance Sheets - December 31, 1997 and 1996

           3. Consolidated Statements of Operations - for the years ended December 31, 1997, 1996 and 1995

           4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1997, 1996 and 1995

           5. Consolidated Statements of Cash Flows - for the years ended December 31, 1997, 1996 and 1995

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

The executive officers and directors of S-P Properties, Inc. are:


                                                                  APPROXIMATE
     NAME                     POSITION                    AGE    TIME IN OFFICE
--------------------------------------------------------------------------------
Thomas N. Thurber      President and Director             47        3 years

Dawson L. Davenport    Vice President                     42        3 years

Steven M. Speier       Secretary/Treasurer and Director   47        3 years

William J. Carden      Assistant Secretary/Treasurer
                       and Director                       53        3 years

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

Steven M. Speier - Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Speier who after spending two years in public accounting, went into the banking industry in 1975. During his sixteen year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to S-P Properties, Inc. a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of IDM Corporation. Mr. Speier is a licensed real estate broker, is registered as a Certified Public Accountant, and has a masters degree in business administration from Grand Valley State University in Michigan.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 6% of the gross rental income collected from the property to American Spectrum Real Estate Services, Inc. (ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1997 were $59,515. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $69,720 during the year ended December 31, 1997. The Partnership also reimbursed ASRE for construction supervision costs. These fees for the year ended December 31, 1997 were $1,998. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William
J. Carden, an officer and director of S-P Properties, Inc., the general partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

The Partnership sold the Sierra Sorrento II land holdings to Lincoln National Life Insurance Company for $3,000,000 on February 1, 1989. Upon ownership transfer, the Partnership entered into a 40 year ground lease with the insurance company. The Sierra Sorrento II land lease requires initial minimum payments of $25,000 per month commencing February 1989. The terms of the ground lease require scheduled rent increases over the lease term and additional ground rent. Subject to the provisions of the ground lease, the Partnership has the right to sell the property (land and buildings) to a third party. Upon ownership transfer the ground lease will terminate. Upon sale, the Ground Lessor is entitled to remuneration of its $3,000,000 investment prior to distribution of proceeds to the Partnership. The Ground Lessor will also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement. On July 8, 1997, the land was purchased by CGS Real Estate Company, Inc., an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS Real Estate Company, Inc. ("Ground Lessor").

In October 1997, the Partnership prepaid $900,000 of the ground lease to CGS Real Estate Company, Inc. in exchange for an amendment reducing the minimium rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease will be applied against the prepaid balance. Effective February 1998, rent amounts shall be paid at the rate of $18,000 per month until such time that the prepaid balance is extinguished. For the year ended December 31, 1997, the Partnership paid $35,000 to CGS Real Estate Company, Inc. and an additional $55,000 was applied against the prepaid balance. Hence, at December 31, 1997 the prepaid balance was $845,000.

Future minimum basic rent required under the ground lease is as follows:

                                         Minimum
 YEAR ENDING DECEMBER 31,               Basic Rent
                                       -------------
             1998                      $    330,000
             1999                           330,000
             2000                           330,000
             2001                           330,000
             2002                           330,000
           Thereafter                     9,180,000
                                       -------------
              Total                    $ 10,830,000
                                       =============

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. EXHIBITS

   1. Annual Report to the Limited Partners

   2. Exhibit Number 27 - Financial Data Schedule

B. FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule and the report of the independent auditors thereon are included herein:

   1. Schedule III - Real Estate and Accumulated Depreciation - December 31,
      1997

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

                                SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a California Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner


Date: March 19, 1998            /s/THOMAS N. THURBER
--------------------            -------------------------------------------
                                Thomas N. Thurber
                                President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 1998            /s/THOMAS N. THURBER
--------------------            -------------------------------------------
                                Thomas N. Thurber
                                President  and Director
                                S-P Properties, Inc.

Date: March 19, 1998            /s/WILLIAM J. CARDEN
--------------------            -------------------------------------------
                                William J. Carden
                                Assistant Secretary/Treasurer and Director
                                S-P Properties, Inc.

Date: March 19, 1998            /s/G. ANTHONY EPPOLITO
--------------------            -------------------------------------------
                                Anthony Eppolito
                                Chief Accountant
                                S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
Sierra Pacific Institutional Properties V


We have audited the consolidated financial statements of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated March 13, 1998. Such consolidated financial statements and report are included in your 1997 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Sierra Pacific Institutional Properties V, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                            SCHEDULE III - FORM 10-K
                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                            Initial Cost                                    Gross Amount at
                                          to Partnership (1)      Improvements       Which carried at close of period
                                       -----------------------    Capitalized     -------------------------------------
                           Encumb-                   Improve-    After Acquis-                 Improve-        Total
Description                rances          Land      ments         ition (2)      Land          ments       (3)(4)(6)
---------------------------------------------------------------------------------------------------------------------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Sorrento II (3)
San Diego, California   $ 3,000,000   $ 2,420,186     0         $5,450,087      $2,569,815    $5,450,087    $8,019,902


                                  Accum.         Date          Date     Deprec.
Description                      Deprec. (6)  Constructed    Acquired    Life
-------------------------------------------------------------------------------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Sorrento II (3)
San Diego, California         $ 2,390,306          (5)         8/87    3-30 yrs.

(1)  The initial cost represents the original purchase price of the property.

(2)  The Partnership has capitalized property development costs.

(3) On February 1, 1989, the Sierra Sorrento II land was sold for $3,000,000 and leased back from the buyer. Sales and Leaseback costs of $149,629 were capitalized. Because the sale and leaseback transaction contains many characteristics of a joint venture, the Partnership accounts for this arragement under the method of accounting described in Note 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. On October 1, 1993, the property was transferred to a general partnership, Sorrento II Partners. The Partnership has an equity interest of 75.09% and Sierra Mira Mesa Partners, an affiliate, has 24.91% interest at December 31, 1997.

(4) For Federal Income Tax purposes, the total cost of the Property (net of the ground lessor's equity) is $5,019,902.

(5) Construction on a two-story building ("Building B"), 29,500 usable square footage, was completed in November 1988. Construction on a two-story building ("Building A") 58,923 usable square footage, was completed in May 1989.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1997 is as follows:

                                          Total Real Estate    Accumulated
                                           Carrying Value      Depreciation
                                              ----------        ----------
Balance - January 1, 1995 ..................  $7,633,493        $1,237,998
   Additions during the year ...............     305,219           368,005
                                              ----------        ----------
Balance - December 31, 1995 ................   7,938,712         1,606,003
    Additions during the year ..............      51,877           392,151
                                              ----------        ----------
Balance - December 31, 1996 ................   7,990,589         1,998,154
    Additions during the year ..............      29,313           392,152
                                              ----------        ----------
Balance - December 31, 1997 ................  $8,019,902        $2,390,306
                                              ==========        ==========

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1997, 1996, 1995, 1994 and 1993

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1997 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                                                       1997             1996             1995             1994              1993
                                                    -----------      -----------      -----------      -----------      -----------
REVENUES ......................................     $   979,052      $   990,901      $   923,375      $   671,486      $   386,124

OPERATING EXPENSES:
  Total .......................................       1,216,169        1,220,966        1,181,440        1,138,026        2,844,698
  Per dollar of revenues ......................            1.24             1.23             1.28             1.69             7.37
NET LOSS:
  Total .......................................        (178,051)        (168,132)        (206,168)        (389,176)      (2,404,332)
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................        (178,051)        (168,132)        (206,168)        (389,176)      (2,404,332)
  Per Unit (1) ................................           (5.79)           (5.46)           (6.70)          (12.64)          (78.13)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (647,186)         158,517          (96,063)        (534,943)        (277,391)

CASH USED IN INVESTING ACTIVITIES .............         (29,313)         (51,877)        (305,219)        (324,502)        (871,867)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         691,400         (164,995)         465,400          845,000          101,649

TOTAL ASSETS ..................................       7,212,994        6,785,833        7,130,169        6,856,102        7,988,849

PARTNERS' EQUITY:
  Total .......................................       2,281,253        2,459,304        2,627,436        2,833,604        3,222,780
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................       2,281,253        2,459,304        2,627,436        2,833,604        3,222,780

LIMITED PARTNERS' EQUITY - PER UNIT (1) .......           74.12            79.91            85.37            92.07           104.71
INCOME-PRODUCING PROPERTIES:
  Number ......................................               1                1                1                1                1
  Cost ........................................       8,019,902        7,990,589        7,938,712        7,633,493        7,308,991
  Less: Accumulated depreciation ..............      (2,390,306)      (1,998,154)      (1,606,003)      (1,237,998)        (891,477)
  Net book value ..............................       5,629,596        5,992,435        6,332,709        6,395,495        6,417,514
MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE       1,711,297        1,078,963        1,286,896          873,393        1,445,758
DISTRIBUTIONS PER UNIT (1): ...................               0                0                0                0                0

N/A = Not applicable nor available

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 30,777 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1997 equal $2.69.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Institutional Properties V

We have audited the accompanying consolidated balance sheets of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Institutional Properties V as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                                   December 31, 1997       December 31, 1996
                                                                                   -----------------       -----------------
ASSETS
Cash and cash equivalents ........................................................      $   23,479            $    8,578
Receivables:
  Unbilled rent (Notes 1 and 4) ..................................................         476,278               489,965
Due from affiliates (Note 3) .....................................................          18,995                18,995
Prepaid ground lease (Note 3) ....................................................         845,000                     0
Income-producing property - net of accumulated depreciation of
  $2,390,306 in 1997 and $1,998,154 in 1996 (Note 4) .............................       5,629,596             5,992,435
Other assets (Notes 1, 2 and 3) ..................................................         219,646               275,860
                                                                                        ----------            ----------
Total Assets .....................................................................      $7,212,994            $6,785,833
                                                                                        ==========            ==========
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Notes 1 and 2) ....................................      $   48,386            $   97,333
Ground lease payable .............................................................         172,058               150,233
                                                                                        ----------            ----------
Total Liabilities ................................................................         220,444               247,566
                                                                                        ----------            ----------
Ground lessor's equity in income-producing property (Note 3) .....................       3,000,000             3,000,000
                                                                                        ----------            ----------
Minority interest in consolidated joint venture (Note 4) .........................       1,711,297             1,078,963
                                                                                        ----------            ----------
Partners' equity (Notes 1 and 5):
  General Partner ................................................................               0                     0
  Limited Partners:
    140,000 units authorized, 30,777 issued and outstanding ......................       2,281,253             2,459,304
                                                                                        ----------            ----------
Total Partners' equity ...........................................................       2,281,253             2,459,304
                                                                                        ----------            ----------
Total Liabilities and Partners' equity ...........................................      $7,212,994            $6,785,833
                                                                                        ==========            ==========

                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                1997                   1996                 1995
                                                                            -----------           -----------           ------------
REVENUES:
  Rental income (Note 1) .........................................          $   979,052           $   990,901           $   923,375
                                                                            -----------           -----------           -----------
      Total revenues .............................................              979,052               990,901               923,375
                                                                            -----------           -----------           -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization ................................              447,453               447,452               423,305
    Ground lease (Note 3) ........................................              381,826               382,733               382,500
    Property taxes and insurance .................................               89,444                90,530               108,055
    Maintenance and repairs ......................................               66,599                84,287                62,390
    Administrative fees (Note 3) .................................               65,163                67,428                62,167
    Management fees (Note 3) .....................................               59,515                54,102                46,718
    Legal and accounting .........................................               61,781                33,070                44,957
    General and administrative ...................................               13,655                25,316                20,689
    Utilities ....................................................               22,029                20,193                17,897
    Salaries and payroll taxes ...................................                    0                     0                 3,362
    Renting expenses .............................................                1,981                 1,940                   101
    Other operating expenses .....................................                6,723                13,915                 9,299
                                                                            -----------           -----------           -----------
      Total operating expenses ...................................            1,216,169             1,220,966             1,181,440
                                                                            -----------           -----------           -----------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .............................             (237,117)             (230,065)             (258,065)
                                                                            -----------           -----------           -----------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ................................               59,066                61,933                51,897
                                                                            -----------           -----------           -----------
NET LOSS .........................................................          $  (178,051)          $  (168,132)          $  (206,168)
                                                                            ===========           ===========           ===========
Net loss per limited partnership unit (Note 1) ...................          $     (5.79)          $     (5.46)          $     (6.70)
                                                                            ===========           ===========           ===========

                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                             Limited Partners                              Total
                                                                      -------------------------          General          Partners'
                                                                       Per Unit        Total             Partner           Equity
                                                                      ----------    -----------       ------------      ------------
Partners' equity - January 1, 1995 .............................      $ 92.07       $ 2,833,604       $         0       $ 2,833,604
Net loss .......................................................        (6.70)         (206,168)                           (206,168)
                                                                      -------       -----------       -----------       -----------
Partners' equity - December 31, 1995 ...........................        85.37         2,627,436                 0         2,627,436
Net loss .......................................................        (5.46)         (168,132)                           (168,132)
                                                                      -------       -----------       -----------       -----------
Partners' equity - December 31, 1996 ...........................        79.91         2,459,304                 0         2,459,304
Net loss .......................................................        (5.79)         (178,051)                           (178,051)
                                                                      -------       -----------       -----------       -----------
Partners' equity - December 31, 1997 ...........................      $ 74.12       $ 2,281,253       $         0       $ 2,281,253
                                                                      =======       ===========       ===========       ===========

                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                        1997              1996               1995
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................        $(178,051)        $(168,132)        $(206,168)
  Adjustments to reconcile net loss to cash
  (used in) provided by operating activities:
    Depreciation and amortization ............................................          447,453           447,452           423,305
    Minority interest's share of unconsolidated joint venture loss ...........          (59,066)          (61,933)          (51,897)
    (Increase) decrease in rent receivable ...................................           13,687           (88,632)         (185,285)
    Decrease in other receivables ............................................                0                 0            31,958
    Increase in other assets .................................................         (844,087)           (1,967)         (174,708)
    (Decrease) increase in accrued and other liabilities .....................          (27,122)           31,729            66,732
                                                                                      ---------         ---------         ---------
    Net cash (used in) provided by operating activities ......................         (647,186)          158,517           (96,063)
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ............................................          (29,313)          (51,877)         (305,219)
                                                                                      ---------         ---------         ---------
  Net cash used in investing activities ......................................          (29,313)          (51,877)         (305,219)
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to affiliates .....................................................                0           (18,995)                0
  Distributions to minority investor .........................................         (262,000)         (190,500)          (23,600)
  Contributions from minority investor .......................................          953,400            44,500           489,000
                                                                                      ---------         ---------         ---------
  Net cash provided by (used in) financing activities ........................          691,400          (164,995)          465,400
                                                                                      ---------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................           14,901           (58,355)           64,118

CASH AND CASH EQUIVALENTS - Beginning of year ................................            8,578            66,933             2,815
                                                                                      ---------         ---------         ---------
CASH AND CASH EQUIVALENTS - End of  year .....................................        $  23,479         $   8,578         $  66,933
                                                                                      =========         =========         =========

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

The Partnership acquired land in August 1987 for the development of an 88,423 square foot office property in San Diego, California known as Sierra Sorrento
II. This development consists of two separate buildings; a two-story building consisting of 29,500 usable square feet that was completed in November 1988 and a two-story building consisting of 58,923 usable square feet that was completed in May 1989.

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and cash and SMMP contributed cash to the newly formed partnership. At December 31, 1997, the Partnership's remaining asset is a 75.09% interest in Sorrento II Partners.

On July 8, 1997, the Sorrento II land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc., an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS Real Estate Company, Inc. ("Ground Lessor") (See Note 3).


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1997 and 1996 consist of cash and cash equivalents, receivables, due from affiliates, and accounts payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. The fair value of due from affiliates can not be determined due to the related party nature of this receivable.

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

The Partnership employs a systematic approach in determining whether the value of income-producing property has been impaired. Prior to 1995, a provision for loss on a property was established if the appraised value of the property declined below its book value due to what the General Partner believed to be an other than temporary condition. A complete appraisal was performed on the property as of December 31 each year through December 31, 1994. A provision for loss on the property was established as the appraised value of the property declined below book value because of depressed real estate market conditions, which the General Partner believed to be other than temporary.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

2.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1997 and 1996, is as follows:
                                                            1997           1996
                                                          --------      --------
Other assets:
     Prepaid expenses ..............................      $ 37,106      $ 38,020

     Deferred leasing costs, net of accumulated
       amortization of $204,574 in 1997 and
       $149,273 in 1996 ............................       182,540       237,840
                                                          --------      --------
                                                          $219,646      $275,860
                                                          ========      ========
Accrued and other liabilities:
     Accounts payable ..............................      $ 40,319      $ 84,380
     Security deposits .............................         7,249         7,249
     Other .........................................           818         5,704
                                                          --------      --------
                                                          $ 48,386      $ 97,333
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

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1997, 1996 and 1995 were $59,515, $54,102 and $33,554, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $69,720, $67,428 and $46,318 for such services for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1997, 1996 and 1995, the affiliate received $1,998, $0 and $27,235, respectively, for tenant improvements supervisory costs.

The Partnership sold the Sierra Sorrento II land holdings to Lincoln National Life Insurance Company for $3,000,000 on February 1, 1989. Upon ownership transfer, the Partnership entered into a 40 year ground lease with the insurance company. The Sierra Sorrento II land lease requires initial minimum payments of $25,000 per month commencing February 1989. The terms of the ground lease require scheduled rent increases over the lease term and additional ground rent. Subject to the provisions of the ground lease, the Partnership has the right to sell the property (land and buildings) to a third party. Upon ownership transfer the ground lease will terminate. Upon sale, the Ground Lessor is entitled to remuneration of the prior $3,000,000 investment prior to distribution of proceeds to the Partnership. The Ground Lessor will also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement. On July 8, 1997, the land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc., an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS Real Estate Company, Inc. ("Ground Lessor").

In October 1997, the Partnership prepaid $900,000 of the ground lease to CGS Real Estate Company, Inc in exchange of an amendment reducing the minimum rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease will be applied against the prepaid balance. Effective February 1998, rent amounts shall be paid at the rate of $18,000 per month until such time that the prepaid balance is extinguished. For the year ended December 31, 1997, the Partnership paid $35,000 to CGS Real Estate Company, Inc. and an additional $55,000 was applied against the prepaid balance. Hence, at December 31, 1997 the prepaid balance was $845,000.

Future minimum basic rent required under the ground lease is as follows:

                                       Minimum
 YEAR ENDING DECEMBER 31,             Basic Rent
                                     ------------

             1998                    $   330,000
             1999                        330,000
             2000                        330,000
             2001                        330,000
             2002                        330,000
           Thereafter                  9,180,000
                                     ------------
              Total                  $10,830,000
                                     ============

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page five

During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $18,995. Repayment is expected in 1998.

4.   INCOME-PRODUCING PROPERTY

At December 31, 1997 and 1996 the total cost and accumulated depreciation of the property are as follows:
                                            1997                  1996
                                        -------------        ---------------
Land ................................   $   2,569,815        $     2,569,815
Building and improvements ...........       5,450,087              5,420,774
                                        -------------        ---------------
           Total ....................       8,019,902              7,990,589

Accumulated depreciation ............      (2,390,306)            (1,998,154)
                                        -------------        ---------------
           Net ......................   $   5,629,596        $     5,992,435
                                        =============        ===============

Sierra Sorrento II experienced land ownership transfer during 1997 (See Note 3).

On October 1, 1993, the Partnership formed a joint venture with SMMP, an affiliate. The joint venture, known as Sorrento II Partners ("SIIP"), was formed as a California general partnership to develop and operate the Sierra Sorrento II property. The Partnership had an 83.2% equity interest with its contribution of Sierra Sorrento II and $115,000 in cash. Such interest was computed based upon the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP was allocated a 16.8% initial equity interest in SIIP in exchange for its $710,000 cash contribution ($1,005,000, net, through December 31, 1994). SMMP made additional cash contributions amounting to $489,000, $44,500 and $953,400, and received distributions amounting to $23,600, $190,500 and $262,000 during 1995, 1996 and 1997, respectively. The percentage interests of the Partnership and SMMP are to be adjusted every January 1st during the term of SIIP, beginning January 1, 1995. Accordingly, as of January 1, 1995, 1996 and 1997, the Partnership's interest in SIIP was changed to 79.89%, 73.08% and 75.09%, respectively, and SMMP's interest was changed to 20.11%, 26.92% and 24.91%, respectively. On January 1, 1998, the Partnership's interest will be decreased to 66.45% and SMMP's interest will be increased to 33.55% to reflect the 1997 contributions and distributions. Under the terms of the SIIP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SIIP or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its property contribution, and the remainder to the Partnership and SMMP in proportion to their respective equity interests.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page six

Future minimum base rental income, under the existing operating leases for the Sierra Sorrento II property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                       Straight-line             Cash
    YEAR ENDING DECEMBER 31,              Basis                 Basis
                                       -----------           ----------
             1998                      $   530,502          $   559,766
             1999                          530,502              595,127
             2000                          530,502              630,487
             2001                          530,502              651,103
             2002                          530,502              668,768
           Thereafter                       88,415              111,952
                                        ----------           ----------
              Total                    $ 2,740,925          $ 3,217,203
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

                    EXECUTIVE OFFICERS OF THE GENERAL PARTNER

The Executive Officers of S-P Properties, Inc., the General Partner are as follows:

NAME                                 POSITION
-----------------             -----------------------
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