Form 10-Q
period 1998-03-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1998-05-12
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                  March 31, 1998
                            ----------------------------------------------------
Commission file number                                0-15702
                            ----------------------------------------------------

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)


            State of California                                33-0122424
----------------------------------------    ------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)


        5850 San Felipe, Suite 500
              Houston, Texas                                     77057
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number,
including area code:                                     (713) 706-6271
                                     -------------------------------------------


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

                                                                           Page
                                                                          number
                                                                       ---------
Consolidated Balance Sheets - March 31, 1998 and December 31, 1997           4


Consolidated Statements of Operations - For the Three Months Ended March
31, 1998 and 1997                                                            5

Consolidated Statement of Changes in Partners' Equity - from October 8,
1985 (Inception of the Partnership) to December 31, 1997 and for the Three
Months Ended March 31, 1998                                                  6

Consolidated Statements of Cash Flows - For the Three Months Ended March
31, 1998 and 1997                                                            7

Notes to Consolidated Financial Statements                                   8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)            OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 66.45% interest in the Sorrento II Partnership, which operates the Sorrento II property in San Diego, California.

 (b)           RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1998 decreased by $106,000, or 38%, when compared to the corresponding period in the prior year. This decrease was primarily due to a decrease in occupancy from 92% at March 31, 1997 to 67% at March 31, 1998. One tenant, whose lease accounted for 22,150 square feet of the Property, expired December 31, 1997. A new lease is currently pending for this vacant space.

Operating expenses for the three months ended March 31, 1998 increased by $25,000, or 31%, principally as a result of accounting and auditing costs incurred during the quarter. Similar costs were accrued in the second quarter in the prior year.

(c)            LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at March 31, 1998 with cash of $38,000 and current liabilities of $44,000. On October 1, 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make any necessary advances during the foreseeable future.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997



                                                         March 31,  December 31,
                                                           1998         1997
                                                       ----------   ------------
ASSETS

Cash and cash equivalents ........................     $   37,650     $   23,479
Receivables:
  Unbilled rent ..................................        473,380        476,278
Due from affiliates ..............................         48,495         18,995
Prepaid ground lease .............................        791,000        845,000
Income-producing property - net of
  accumulated depreciation of $2,457,962
  and $2,390,306, respectively ...................      5,533,277      5,629,596
Other assets .....................................        191,964        219,646
                                                       ----------     ----------

Total Assets .....................................     $7,075,766     $7,212,994
                                                       ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................     $   44,073     $   48,386
Ground lease payable .............................        175,510        172,058
                                                       ----------     ----------

Total Liabilities ................................        219,583        220,444
                                                       ----------     ----------

Ground lessor's equity in income-
  producing property .............................      3,000,000      3,000,000
                                                       ----------     ----------

Minority interest in consolidated
   joint venture .................................      1,665,546      1,711,297
                                                       ----------     ----------

Partners' equity:
  General Partner ................................              0              0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ..................................      2,190,637      2,281,253
                                                       ----------     ----------

Total Partners' equity ...........................      2,190,637      2,281,253
                                                       ----------     ----------

Total Liabilities and Partners' equity ...........     $7,075,766     $7,212,994
                                                       ==========     ==========




                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997



                                                           1998          1997
                                                        ---------     ---------

REVENUES:
  Rental income ....................................    $ 169,808     $ 275,936
                                                        ---------     ---------

                    Total revenues .................      169,808       275,936
                                                        ---------     ---------

EXPENSES:
    Operating expenses .............................      104,860        80,271
    Ground lease ...................................       93,451        95,858
    Depreciation and amortization ..................      107,864       111,863
                                                        ---------     ---------

                    Total costs and expenses .......      306,175       287,992
                                                        ---------     ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ...............     (136,367)      (12,056)
                                                        ---------     ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..................       45,751         3,003
                                                        ---------     ---------

NET LOSS ...........................................    $ (90,616)    $  (9,053)
                                                        =========     =========

Net loss per limited partnership unit ..............    $   (2.94)    $   (0.29)
                                                        =========     =========



                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      From October 8, 1985 (Inception of Partnership) to December 31, 1997
                  and for the Three Months Ended March 31, 1998

                                              Limited Partners                      Total
                                          ----------------------     General       Partners'
                                          Per Unit      Total        Partner        Equity
                                          --------  ------------  ------------  ------------
Proceeds from sale of
  partnership units .................     $250.00   $ 7,694,250                 $ 7,694,250
Underwriting commissions
  and other organization expenses          (37.21)   (1,145,333)                 (1,145,333)
Cumulative net income (loss)
  (to December 31, 1997) ............     (135.98)   (4,184,903)  $     9,193    (4,175,710)
Cumulative distributions
  (to December 31, 1997) ............       (2.69)      (82,761)       (9,193)      (91,954)
                                          -------   -----------   -----------   -----------

Partners' equity - January 1, 1998...       74.12     2,281,253             0     2,281,253
Net loss ............................       (2.94)      (90,616)                    (90,616)
                                          -------   -----------   -----------   -----------

Partners' equity - March 31, 1998....     $ 71.18   $ 2,190,637   $         0   $ 2,190,637
                                          =======   ===========   ===========   ===========


                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997

                                                             1998        1997
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $ (90,616)  $  (9,053)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization ......................    107,864     111,863
    Minority interest's share of consolidated
      joint venture loss ...............................    (45,751)     (3,003)
    Decrease (increase) in rent receivable .............      2,898     (63,948)
    Decrease in other assets ...........................     70,137      20,020
    (Decrease) increase in accrued and other liabilities       (861)     26,674
                                                          ---------   ---------

    Net cash provided by operating activities ..........     43,671      82,553
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................          0     (24,972)
                                                          ---------   ---------

    Net cash used in investing activities ..............          0     (24,972)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan to affiliate ..................................    (29,500)    (29,600)
                                                          ---------   ---------

    Net cash used in financing activities ..............    (29,500)    (29,600)
                                                          ---------   ---------

NET INCREASE IN CASH
    AND CASH EQUIVALENTS ...............................     14,171      27,981

CASH AND CASH EQUIVALENTS -
    Beginning of period ................................     23,479       8,578
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS -
    End of period ......................................  $  37,650   $  36,559
                                                          =========   =========


                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           ---------------------------------------------------------------------

1.      ORGANIZATION

In October 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership Agreement of Sorrento II Partners (the "Agreement") was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreement. Accordingly, on January 1, 1998, the Partnership's interest in Sorrento II Partners was decreased from 75.09% to 66.45% to reflect 1997 contributions and distributions.

2.   BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at March 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

3.   RELATED PARTY TRANSACTIONS

In 1994, all of the common stock of TCP, Inc. was purchased by Finance Factors, Inc. from Carlsberg Management Company ("CMC"). TCP, Inc. owns all of the common stock of S-P Properties, Inc., the General Partner of the Partnership. CMC continued to manage the affairs of the Partnership through March 31, 1995.

In 1997, the Sorrento II land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner. All rights, title and interest in the ground lease were transferred and assigned to CGS.

                                    UNAUDITED

Included in the financial statements for the three months ended March 31, 1998 and 1997 are affiliate transactions as follows:

                                                          March 31
                                                  --------------------------
                                                      1998         1997
                                                  ------------- ------------
               Management fees                    $   10,362    $  12,719
               Administrative fees                    17,663       13,795
               Ground lease payments                  36,000            0


4.   PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 30,077.

                                    UNAUDITED

                           PART II - OTHER INFORMATION

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   Exhibit
   NUMBER           DESCRIPTION OF EXHIBIT
   ---------      ------------------------
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

                                SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                                S-P PROPERTIES, INC.
                                General Partner

Date:  MAY 4, 1998              /s/ THOMAS N. THURBER
       -----------              ----------------------------
                                Thomas N. Thurber
                                President and Director

Date:  MAY 4, 1998              /s/ G. ANTHONY EPPOLITO
       -----------              ----------------------------
                                G. Anthony Eppolito
                                Chief Accounting Officer