Form 10-Q
period 1998-06-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1998-08-12
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                        June 30, 1998
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

                                                                Page
                                                                 number
                                                                ----------
Consolidated Balance Sheets - June 30, 1998 and December 31,
1997                                                                4


Consolidated Statements of Operations - For the Six Months
Ended June 30, 1998 and 1997 and for the Three Months Ended
June 30, 1998 and 1997                                              5

Consolidated Statement of Changes in Partners' Equity - from
October 8, 1985 (Inception of the Partnership) to December
31, 1997 and for the Six Months Ended June 30, 1998                 6

Consolidated Statements of Cash Flows - For the Six Months
Ended June 30, 1998 and 1997                                        7

Notes to Consolidated Financial Statements                          8


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

 (b)        RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 1998 decreased by $143,000, or 28%, when compared to the corresponding period in the prior year. One tenant, whose lease accounted for 22,150 square feet of the Property, expired December 31, 1997. This vacant space was re-leased in the second quarter and rent will commence August 1, 1998. Rental income for the three months ended June 30, 1998 decreased by $37,000, or 17%, primarily due to the vacant space. This decrease was partially offset due to higher common area maintenance billings during the quarter.

Operating expenses for the six months ended June 30, 1998 decreased by $8,000, or 4%, principally due to a decrease in legal fees. This decrease was partially offset by an increase in maintenance and repair costs incurred during the period. Operating expenses for the three months ended June 30, 1998 decreased by $33,000, or 25%, primarily due to the decrease in legal fees. In addition, auditing costs, which were accrued in the first quarter, were accrued in the second quarter in the prior year. The decrease in operating expenses for the quarter was partially offset by an increase in maintenance and repair costs incurred.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at June 30, 1998 with cash of $4,000 and current liabilities of $132,000. The Partnership's primary capital requirements will be for the construction of new tenant space.

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

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------

                                                   June 30, 1998    December 31, 1997
                                                   -------------    -----------------
ASSETS

Cash and cash equivalents ........................  $    4,081        $   23,479
Receivables:
  Unbilled rent ..................................     464,591           476,278
Due from affiliate ...............................      18,995            18,995
Prepaid ground lease .............................     755,000           845,000
Income-producing property - net of
  accumulated depreciation of $2,457,962
  and $2,554,493, respectively ...................   5,452,186         5,629,596
Other assets .....................................     389,140           219,646
                                                    ----------        ----------

Total Assets .....................................  $7,083,993        $7,212,994
                                                    ==========        ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................  $  131,921        $   48,386
Due from affiliate ...............................      33,500                 0
Ground lease payable .............................     178,961           172,058
                                                    ----------        ----------

Total Liabilities ................................     344,382           220,444
                                                    ----------        ----------

Ground lessor's equity in income-
  producing property .............................   3,000,000         3,000,000
                                                    ----------        ----------

Minority interest in consolidated
   joint venture .................................   1,626,436         1,711,297
                                                    ----------        ----------

Partners' equity:
  General Partner ................................           0                 0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ..................................   2,113,175         2,281,253
                                                    ----------        ----------

Total Partners' equity ...........................   2,113,175         2,281,253
                                                    ----------        ----------

Total Liabilities and Partners' equity ...........  $7,083,993        $7,212,994
                                                    ==========        ==========

                                   Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1998 and 1997
              and for the Three Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                                         Six Months Ended                    Three Months Ended
                                                                             June 30,                             June 30,
                                                                  ------------------------------    --------------------------------
                                                                      1998               1997             1998               1997
                                                                  --------------   -------------    -----------------  -------------
REVENUES:
  Rental income ............................................        $ 351,384         $ 494,567         $ 181,576         $ 218,631
                                                                    ---------         ---------         ---------         ---------

                    Total revenues .........................          351,384           494,567           181,576           218,631
                                                                    ---------         ---------         ---------         ---------

EXPENSES:
    Operating expenses .....................................          201,480           209,493            96,620           129,222
    Ground lease ...........................................          186,902           191,715            93,451            95,857
    Depreciation and amortization ..........................          215,941           223,727           108,077           111,864
                                                                    ---------         ---------         ---------         ---------

                    Total costs and expenses ...............          604,323           624,935           298,148           336,943
                                                                    ---------         ---------         ---------         ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .......................         (252,939)         (130,368)         (116,572)         (118,312)
                                                                    ---------         ---------         ---------         ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..........................           84,861            32,475            39,110            29,472
                                                                    ---------         ---------         ---------         ---------

NET LOSS ...................................................        $(168,078)        $ (97,893)        $ (77,462)        $ (88,840)
                                                                    =========         =========         =========         =========

Net loss per limited partnership unit ......................        $   (5.46)        $   (3.18)        $   (2.52)        $   (2.89)
                                                                    =========         =========         =========         =========


                                   Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      From October 8, 1985 (Inception of Partnership) to December 31, 1997
                   and for the Six Months Ended June 30, 1998

--------------------------------------------------------------------------------

                                                            Limited Partners                             Total
                                                      -----------------------------    General         Partners'
                                                       Per Unit           Total        Partner          Equity
                                                      ---------        ------------  ------------    ------------
Proceeds from sale of
  partnership units ................................  $250.00          $ 7,694,250                   $ 7,694,250
Underwriting commissions
  and other organization expenses ..................   (37.21)          (1,145,333)                   (1,145,333)
Cumulative net income (loss)
  (to December 31, 1997) ...........................  (135.98)          (4,184,903)  $     9,193      (4,175,710)
Cumulative distributions
  (to December 31, 1997) ...........................    (2.69)             (82,761)       (9,193)        (91,954)
                                                      -------          -----------   -----------     -----------

Partners' equity - January 1, 1998 .................    74.12            2,281,253             0       2,281,253
Net loss ...........................................    (5.46)            (168,078)                     (168,078)
                                                      -------          -----------   -----------     -----------

Partners' equity - June 30, 1998 ...................  $ 68.66          $ 2,113,175   $         0     $ 2,113,175
                                                      =======          ===========   ===========     ===========

                                   Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------
                                                              1998       1997
                                                           ---------- ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $(168,078) $ (97,893)
  Adjustments to reconcile net loss
  to cash (used in) provided by operating activities:
    Depreciation and amortization ......................     215,941    223,727
    Minority interest's share of consolidated
      joint venture loss ...............................     (84,861)   (32,475)
    Decrease (increase) in rent receivable .............      11,687       (825)
    (Increase) decrease in other assets ................    (102,586)    23,961
    Increase (decrease) in accrued and other liabilities      90,438    (28,950)
                                                           ---------  ---------

    Net cash (used in) provided by operating activities      (37,459)    87,545
                                                           ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................     (15,439)   (26,970)
                                                           ---------  ---------

    Net cash used in investing activities ..............     (15,439)   (26,970)
                                                           ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from affiliate ................................      33,500          0
    Loan to affiliate ..................................           0    (50,600)
                                                           ---------  ---------

    Net cash provided by (used in) financing activities       33,500    (50,600)
                                                           ---------  ---------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS ...............................     (19,398)     9,975

CASH AND CASH EQUIVALENTS -
    Beginning of period ................................      23,479      8,578
                                                           ---------  ---------

CASH AND CASH EQUIVALENTS -
    End of period ......................................   $   4,081  $  18,553
                                                           =========  =========

                                    Unaudited
                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------------------------

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

2.     BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at June 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

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

                                   Unaudited

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
NOTES TO FINANCIAL STATEMENTS


Included in the financial statements for the six months ended June 30, 1998 and 1997 are affiliate transactions as follows:

                                                  June 30
                                         -----------------------
                                              1998        1997
                                         -----------------------
            Management fees               $  23,113  $   29,575
            Administrative fees              32,479      36,412
            Leasing fees                     55,878           0
            Construction fees                     0       1,998
            Ground lease payments            72,000           0


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


                          SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  AUGUST 10, 1998    /s/ THOMAS N. THURBER
                          ------------------------------
                          Thomas N. Thurber
                          President and Director

Date:  AUGUST 10, 1998    /s/ G. ANTHONY EPPOLITO
                          ------------------------------
                          G. Anthony Eppolito
                          Chief Accounting Officer