Form 10-Q
period 1998-09-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1998-11-12
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1998
                      ----------------------------------------------------
Commission file
number                                      0-15702
                      ----------------------------------------------------



                  SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)


        State of California                        33-0122424
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 450
           Houston, Texas                            77057
-------------------------------------  -----------------------------------
  (Address of principal executive
              offices)                             (Zip Code)



Registrant's telephone
number, including area code:                  (713) 706-6271
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

                                                                   PAGE
                                                                  NUMBER
                                                                ----------
Consolidated Balance Sheets - September 30, 1998 and December
31, 1997                                                            4


Consolidated Statements of Operations - For the Nine Months
Ended September 30, 1998 and 1997 and for the Three Months
Ended September 30, 1998 and 1997                                   5

Consolidated Statement of Changes in Partners' Equity - from
October 8, 1985 (Inception of the Partnership) to December
31, 1997 and for the Nine Months Ended September 30, 1998           6

Consolidated Statements of Cash Flows - For the Nine Months
Ended September 30, 1998 and 1997                                   7

Notes to Consolidated Financial Statements                          8


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

 (b)        RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1998 decreased by $182,000, or 25%, when compared to the corresponding period in the prior year. One tenant, whose lease accounted for 22,150 square feet of the Property, expired December 31, 1997. This vacant space was re-leased in the second quarter and rent commenced in late August. Rental income for the three months ended September 30, 1998 decreased by $39,000, or 16%, primarily due to the unoccupied space during part of the third quarter.

Operating expenses for the nine months ended September 30, 1998 decreased by $8,000, or 3%, principally due to a decrease in legal fees. This decrease was partially offset by an increase in maintenance and repair costs incurred during the period. Operating expenses for the three months ended September 30, 1998 remained virtually unchanged. Higher administrative costs for the quarter were primarily offset by a decrease in legal fees.

Depreciation and amortization expenses for the nine months ended September 30, 1998 remained relatively unchanged. Depreciation and amortization expenses for the quarter ended September 30, 1998 increased by $5,000, or 4%, due to increased depreciation and amortization on tenant improvements and leasing costs associated with the new tenant.


(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at September 30, 1998 with cash of $8,000 and current liabilities of $273,000. The Partnership's primary capital requirements will be for the construction of new tenant space and leasing costs.

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

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------

                                                      September 30, December 31,
                                                           1998          1997
                                                       ----------    -----------


ASSETS

Cash and cash equivalents ........................     $    7,875     $   23,479
Receivables:
  Unbilled rent ..................................        460,632        476,278
Due from affiliate ...............................         18,995         18,995
Prepaid ground lease .............................        719,000        845,000
Income-producing property - net of
  accumulated depreciation of $2,654,545
  and $2,554,493, respectively ...................      5,586,889      5,629,596
Other assets .....................................        370,218        219,646
                                                       ----------     ----------

Total Assets .....................................     $7,163,609     $7,212,994
                                                       ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................     $  272,842     $   48,386
Due from affiliate ...............................         66,500              0
Ground lease payable .............................        182,412        172,058
                                                       ----------     ----------

Total Liabilities ................................        521,754        220,444
                                                       ----------     ----------

Ground lessor's equity in income-
  producing property .............................      3,000,000      3,000,000
                                                       ----------     ----------

Minority interest in consolidated
   joint venture .................................      1,593,639      1,711,297
                                                       ----------     ----------

Partners' equity:
  General Partner ................................              0              0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ..................................      2,048,216      2,281,253
                                                       ----------     ----------

Total Partners' equity ...........................      2,048,216      2,281,253
                                                       ----------     ----------

Total Liabilities and Partners' equity ...........     $7,163,609     $7,212,994
                                                       ==========     ==========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Nine Months Ended June 30, 1998 and 1997
           and for the Three Months Ended September 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                    Nine Months Ended        Three Months Ended
                                                     September 30,            September 30,
                                               ------------------------------------------------
                                                  1998         1997         1998         1997
                                               ---------    ---------    ---------    ---------
REVENUES:
  Rental income ............................   $ 554,735    $ 736,809    $ 203,351    $ 242,242
                                               ---------    ---------    ---------    ---------

                    Total revenues .........     554,735      736,809      203,351      242,242
                                               ---------    ---------    ---------    ---------

EXPENSES:
    Operating expenses .....................     292,399      300,806       90,919       91,313
    Ground lease ...........................     280,353      287,573       93,451       95,858
    Depreciation and amortization ..........     332,678      335,590      116,737      111,863
                                               ---------    ---------    ---------    ---------

                    Total costs and expenses     905,430      923,969      301,107      299,034
                                               ---------    ---------    ---------    ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .......    (350,695)    (187,160)     (97,756)     (56,792)
                                               ---------    ---------    ---------    ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..........     117,658       46,621       32,797       14,146
                                               ---------    ---------    ---------    ---------

NET LOSS ...................................   $(233,037)   $(140,539)   $ (64,959)   $ (42,646)
                                               =========    =========    =========    =========

Net loss per limited partnership unit ......   $   (7.57)   $   (4.57)   $   (2.11)   $   (1.39)
                                               =========    =========    =========    =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      From October 8, 1985 (Inception of Partnership) to December 31, 1997
                and for the Nine Months Ended September 30, 1998

--------------------------------------------------------------------------------

                                           Limited Partners                         Total
                                      ------------------------      General       Partners'
                                       Per Unit       Total         Partner        Equity
                                      ---------    -----------    -----------    -----------
Proceeds from sale of
  partnership units .................   $250.00    $ 7,694,250                   $ 7,694,250
Underwriting commissions
  and other organization expenses ...    (37.21)    (1,145,333)                   (1,145,333)
Cumulative net income (loss)
  (to December 31, 1997) ............   (135.98)    (4,184,903)   $     9,193     (4,175,710)
Cumulative distributions
  (to December 31, 1997) ............     (2.69)       (82,761)        (9,193)       (91,954)
                                      ---------    -----------    -----------    -----------

Partners' equity - January 1, 1998 ..     74.12      2,281,253              0      2,281,253
Net loss ............................     (7.57)      (233,037)                     (233,037)
                                      ---------    -----------    -----------    -----------

Partners' equity - September 30, 1998   $ 66.55    $ 2,048,216    $         0    $ 2,048,216
                                      =========    ===========    ===========    ===========


                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                              1998         1997
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $(233,037)   $(140,539)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization ......................     332,678      335,590
    Minority interest's share of consolidated
      joint venture loss ...............................    (117,658)     (46,621)
    Decrease in rent receivable ........................      15,646        6,431
    (Increase) decrease in other assets ................     (64,348)      27,977
    Increase (decrease) in accrued and other liabilities     234,810      (22,348)
                                                           ---------    ---------

    Net cash provided by operating activities ..........     168,091      160,490
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................    (250,195)     (26,970)
                                                           ---------    ---------

    Net cash used in investing activities ..............    (250,195)     (26,970)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from affiliate ................................      66,500            0
    Loan to affiliate ..................................           0     (138,600)
                                                           ---------    ---------

    Net cash provided by (used in) financing activities       66,500     (138,600)
                                                           ---------    ---------

NET DECREASE IN CASH
    AND CASH EQUIVALENTS ...............................     (15,604)      (5,080)

CASH AND CASH EQUIVALENTS -
    Beginning of period ................................      23,479        8,578
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS -
    End of period ......................................   $   7,875    $   3,498
                                                           =========    =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
NOTES TO FINANCIAL STATEMENTS

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

2.     BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at September 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1997.

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


                                   UNAUDITED

Included in the financial statements for the nine months ended September 30, 1998 and 1997 are affiliate transactions as follows:

                                                September 30
                                         -----------------------
                                              1998        1997
                                         -----------------------
            Management fees              $   34,223   $  44,545
            Administrative fees              54,377      52,590
            Leasing fees                     55,878           0
            Construction fees                     0       1,998
            Ground lease payments           144,000           0


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


                          SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                              a Limited Partnership
                          S-P PROPERTIES, INC.
                          General Partner

Date:  NOVEMBER 10, 1998  /s/ THOMAS N. THURBER
                          --------------------------
                          Thomas N. Thurber
                          President and Director

Date:  NOVEMBER 10, 1998  /s/ G. ANTHONY EPPOLITO
                          --------------------------
                          G. Anthony Eppolito
                          Chief Accounting Officer