Form 10-K
period 1998-12-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1999-03-31
CIK 780052

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission file number : 0-15702

                  SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        State of California                         33-0122424
-------------------------------------  --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification
   incorporation or organization)                     Number)


     5850 San Felipe, Suite 450
           Houston, Texas                              77057
-------------------------------------  --------------------------------------
  (Address of principal executive
              offices)                              (Zip Code)



Registrant's telephone number,
including area code:                          (713) 706-6271
                              -----------------------------------------------

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
         -----------------------------------------------------------
        (Former name or former address, if changed since last report)

         Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
           None                                      None

         Securities registered pursuant to Section 12 (g) of the Act:

                        140,000 LIMITED PARTNERSHIP UNITS

                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1998 is incorporated by reference into Parts II and III

                                     PART I

ITEM 1.      BUSINESS

(a.) GENERAL DEVELOPMENT OF BUSINESS. Sierra Pacific Institutional Properties V (the "Partnership") is a California limited partnership that was formed in October 1985 for the purpose of acquiring, developing, and operating commercial and industrial real estate.

The Partnership acquired land in August 1987 for the development of an 88,073 square foot office property in San Diego, California known as Sierra Sorrento
II. This development consists of two separate buildings; a two-story building consisting of 29,500 usable square feet that was completed in November 1988 and a two-story building consisting of 58,573 usable square feet that was completed in May 1989.

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

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners or "SIIP") with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and $115,000 in cash and SMMP contributed cash ($2,015,800, net, through December 31, 1997) in exchange for a 33.55% interest in Sorrento II Partners. Such interest was computed based upon the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP made additional cash contributions amounting to $228,700 and received distributions amounting to $85,657 during 1998. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sorrento II Partners, beginning January 1, 1995. Accordingly, as of January 1, 1999, the Partnership's interest in SIIP will be decreased to 64.90%, and SMMP's interest will be increased to 35.10%.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Sorrento II, an office project in San Diego, California. Success of the office building is dependent upon the timely payment of rent by two tenants which occupied 100% of the building at December 31, 1998.

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

Operations of the Partnership through 1998 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a five year holding period was delayed indefinitely. As of December 31, 1998, the Partnership had paid cash distributions of $2.69 for each $250 unit investment and remaining partners' equity was computed at $64.90 per unit. Thus, if the Partnership were to be liquidated at the end of 1998 at book value, each $250 investment would have returned a total of $67.59.

The General Partner's goal is to continue operating the Sierra Sorrento II property until such time as rental rates return to the level necessary to support new office building development. At that time, the property may be sold at a price substantially greater than current book value.

ITEM 2.      PROPERTY

During 1998, the Partnership owned a 66.45% interest in Sierra Sorrento II, an office property located in San Diego, California. (See Item 1. Business for discussion of percentage ownership changes.) The property includes two separate buildings comprising 88,073 rentable square feet and is 100% occupied at December 31, 1998. There are no material liens or encumbrances against the property at December 31, 1998. The average effective annual rent per square foot at December 31, 1998 is $10.95. The property has only two tenants whose principal businesses are electronics manufacturing and media and marketing. Details of these significant tenants and their leases follow.

SUMMARY OF TENANTS/LEASES

                                   PERCENT     EFFECTIVE               PERCENT
                        SQUARE       OF        RENT PER    EFFECTIVE   OF GROSS
                         FEET      RENTABLE     SQUARE      RENT PER    ANNUAL     EXPIRATION
   TENANTS             OCCUPIED     SPACE        FOOT        ANNUM       RENT       OF LEASE
                       --------   ---------    ---------   ---------   --------  ---------------
Insight Electronics      58,923          67%   $    9.00   $ 530,502         55%   February 2003
Ziff-Davis, Inc. ...     22,150          25%       16.02     354,783         37%   July 2005
Ziff-Davis, Inc. ...      7,000           8%       11.31      79,200          8%   December 2002
                       --------   ---------    ---------   ---------   --------
Total Rented Space .     88,073         100%   $   10.95   $ 964,485        100%
Vacancies ..........                      0%
                       --------   ---------
Total Rentable Space     88,073         100%
                       ========   =========

DEPRECIABLE PROPERTY Reference is made to Schedule III of the Form 10-K.

REAL ESTATE TAXES    The real estate tax obligation for 1998 is
                     approximately 1.13% of the assessed value or $80,768.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1998, the number of security holders is as follows:



                                                                       NUMBER OF
                                                          NUMBER        RECORD
                                                         OF UNITS       HOLDERS
                                                         ---------     ---------
Limited Partners ...................................        30,777         1,485
                                                         =========     =========

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

The Partnership has neither paid nor declared any cash or other distributions to the General or Limited Partners during the three most recent years. There are no contractual or other restrictions on the Partnership's ability to make such distributions.

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1998, the Partnership owned a 66.45% interest in Sierra Sorrento II, an industrial property located in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

Rental income decreased by $164,000, or 17%, primarily due to lower occupancy during the first seven months of 1998. One tenant, whose lease accounted for 22,150 square feet of the Property, expired December 31, 1997. This vacant space was re-leased to a tenant in the second quarter of 1998 and rent commenced in late August. This same tenant began leasing an additional 7,000 square feet in December 1998. The Property was 100% occupied at December 31, 1998. The weighted-average annual rent per square foot, on an accrual basis, increased from $10.12 at December 31, 1997 to $10.95 at December 31, 1998 as a result of higher rental rates.

Total operating expenses increased by $26,000, or 2%, when compared to the prior year. Depreciation and amortization, maintenance and repairs, and other operating expenses increased due to costs associated with the new tenant. Further, property taxes were higher due to an increase in the assessed value of the Property. The increase in total operating expenses was partially offset due to a decrease in management fees and legal fees. Management fees were lower as a result of the decrease in rental income. Legal fees were higher in 1997 due to professional fees associated with the property's ground lease.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

Rental income decreased by $12,000, or 1%, primarily as a result of lower common area maintenance billings. The occupancy rate of the Property remained unchanged at 92% throughout 1997. The weighted-average annual rent per square foot, on an accrual basis, remained unchanged at $10.12 at December 31, 1997.

Operating expenses decreased by $5,000, principally due to lower maintenance and repair costs and a decrease in general and administrative expenses resulting from cost cutting measures implemented by management. This decrease was partially offset by an increase in legal fees due to professional fees associated with the property's ground lease.

Liquidity and Capital Resources:

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make the necessary advances during the foreseeable future.

In October 1997, the Partnership prepaid its ground lease $900,000 in return for a reduction in future miniumum rent. These funds were contributed to the Partnership by SMMP in 1997. During 1998, SMMP contributed a total of $228,700 to the Partnership and received distributions of $85,657 from the Partnership.

During 1998, the Partnership generated cash flows from operations of $177,000 and paid $556,000 for property additions and lease commissions. The Partnership is in an illiquid position at December 31, 1998 with cash of $3,000 and current liabilities of $246,000.

The Partnership's primary capital requirements will be for construction of new tenant space. It is anticipated that these requirements and any operating capital requirements will be funded from operations of the Property and SMMP.

Inflation:

The Partnership's long-term leases contain provisions designed to mitigate the adverse impact of inflation on its results from operations. Such provisions may include escalation clauses related to Consumer Price Index increases.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

The Partnership employs a property management company to manage, operate and lease the property. The management company believes it will be ready for the Year 2000 date change by the end of 1999. The impact of Year 2000 non-compliance by other third parties cannot accurately be gauged.

The total cost to the Partnership of activities associated with Year 2000 Compliance is not anticipated to be material to its financial position or results of operations in any given year. In January 1999, the Partnership began utilizing a new software program to maintain books and records. The new software program is Year 2000 compliant.

The total amount of potential risk that would be reasonably likely to result from Year 2000 failures cannot presently be estimated. In the event the Partnership does not properly identify Year 2000 issues in a timely manner, there can be no assurance that Year 2000 issues will not materially affect the Partnership's results.

The Partnership's contingency plan should systems fail due to the Year 2000 date change is to temporarily convert to a manual system. The Partnership believes it could temporarily operate on a manual system without adversely impacting operations.

The preceding Year 2000 discussion contains various forward-looking statements which represent the Partnership's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from projected results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

     1. Independent Auditors' Report

     2. Consolidated Balance Sheets - December 31, 1998 and 1997

     3. Consolidated Statements of Operations - for the years ended December 31, 1998, 1997 and 1996

     4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1998, 1997 and 1996

     5. Consolidated Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996

     6. Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Registrant is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant. In December 1994, Finance Factors, Inc., a subsidiary of CGS Real Estate Company, Inc., purchased the common stock TCP, Inc. TCP, Inc. owns all of the common stock of S-P Properties, Inc. In July 1995, Finance Factors, Inc. merged with Bancor Real Estate Company, Inc., a subsidiary of CGS Real Estate Company, Inc. CGS Real Estate Company, Inc. and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, Missouri, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:


                                                               APPROXIMATE
NAME                          POSITION             AGE        TIME IN OFFICE
-----------------        ----------------------   -----       --------------
Thomas N. Thurber        President and Director    48               4 years

Dawson L. Davenport      Vice President            43               4 years

Steven M. Speier         Secretary/Treasurer and   48               4 years
                         Director

William J. Carden        Assistant Secretary/      54               4 years
                         Treasurer and Director


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


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 6% of the gross rental income collected from the property to American Spectrum Real Estate Services, Inc. (ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1998 were $49,919. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $77,844 during the year ended December 31, 1998. The Partnership also reimbursed ASRE for construction supervision costs. These fees for the year ended December 31, 1998 were $22,511. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE is paid initial leasing costs. For the year ended December 31, 1998, a total of $74,504 was paid for initial leasing costs. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the general partner of the Partnership, owns 50% of CGS Real Estate Company, Inc.

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

In October 1997, the Partnership prepaid $900,000 of the ground lease to CGS Real Estate Company, Inc. in exchange for an amendment reducing the minimium rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease were applied against the prepaid balance. Effective February 1998, rent amounts shall be paid at the rate of $18,000 per month until such time that the prepaid balance is extinguished. For the year ended December 31, 1998, the Partnership paid $198,000 to CGS Real Estate Company, Inc. and $162,000 was applied against the prepaid balance. The prepaid balance as of December 31, 1998 was $683,000.

Future minimum basic rent required under the ground lease is as follows:

                                  MINIMUM
 YEAR ENDING DECEMBER 31,        BASIC RENT
-------------------------       -----------
          1999...........        $  330,000
          2000...........           330,000
          2001...........           330,000
          2002...........           330,000
          2003...........           330,000
         Thereafter......         8,850,000
                                -----------
           Total.........       $10,500,000
                                ===========

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


A. EXHIBITS

   1.  Annual Report to the Limited Partners

   2.  Exhibit Number 27 - Selected Financial Data


B. FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule and the report of the independent auditors thereon are included herein:

   1.  Schedule III - Real Estate and Accumulated Depreciation - December 31,
       1998

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


                                     SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a California Limited Partnership
                                     S-P PROPERTIES, INC.
                                     General Partner


Date:
       March 19, 1999                /S/THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 19, 1999                /S/THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President  and Director
                                     S-P Properties, Inc.

Date:  March 19, 1999                /S/WILLIAM J. CARDEN
       ----------------------------  --------------------------------------
                                     William J. Carden
                                     Assistant Secretary/Treasurer and Director
                                     S-P Properties, Inc.

Date:  March 19, 1999                /S/G. ANTHONY EPPOLITO
       ----------------------------  --------------------------------------
                                     Anthony Eppolito
                                     Chief Accountant
                                     S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
Sierra Pacific Institutional Properties V


We have audited the consolidated financial statements of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 26, 1999. Such consolidated financial statements and report are included in your 1998 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Sierra Pacific Institutional Properties V, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 1999

                            SCHEDULE III - FORM 10-K

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                            INITIAL COST                                 GROSS AMOUNT AT
                                         TO PARTNERSHIP (1)    IMPROVEMENTS      WHICH CARRIED AT CLOSE OF PERIOD
                                      ----------------------   CAPITALIZED    -------------------------------------
                          ENCUMB-                   IMPROVE-   AFTER ACQUIS-                IMPROVE-      TOTAL
DESCRIPTION               RANCES         LAND       MENTS        ITION (2)       LAND        MENTS     (3)(4)(6)
---------------------   -----------   -----------   --------   -------------  ----------   ----------  ------------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Sorrento II (3)
San Diego, California   $ 3,000,000   $ 2,420,186     $  0     $   5,790,463  $2,569,815   $5,761,800    $8,331,615
                          ACCUM.         DATE        DATE      DEPREC.
DESCRIPTION             DEPREC.(5)   CONSTRUCTED   ACQUIRED     LIFE
---------------------   -----------  -----------   --------   --------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Sorrento II (3)
San Diego, California   $ 2,760,889          (5)       8/87   3-30 yrs.

(1)   The initial cost represents the original purchase price of the property.

(2)   The Partnership has capitalized property development costs.

(3) On February 1, 1989, the Sierra Sorrento II land was sold for $3,000,000 and leased back from the buyer. Sales and Leaseback costs of $149,629 were capitalized. Because the sale and leaseback transaction contains many characteristics of a joint venture, the Partnership accounts for this arragement under the method of accounting described in Note 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. On October 1, 1993, the property was transferred to a general partnership, Sorrento II Partners. The Partnership has an equity interest of 66.45% and Sierra Mira Mesa Partners, an affiliate, has a 33.55% interest at December 31, 1998.

(4) For Federal Income Tax purposes, the total cost of the Property (net of the ground lessor's equity) is $5,331,615.

(5) Construction on a two-story building ("Building B"), 29,500 usable square footage, was completed in November 1988. Construction on a two-story building ("Building A") 58,573 usable square footage, was completed in May 1989.

(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1998 is as follows:

                                               TOTAL REAL ESTATE    ACCUMULATED
                                                CARRYING VALUE     DEPRECIATION
                                               -----------------   ------------
Balance - January 1, 1996 ..................   $       7,938,712   $  1,606,003
   Additions during the year ...............              51,877        392,151
                                               -----------------   ------------
Balance - December 31, 1996 ................           7,990,589      1,998,154
    Additions during the year ..............              29,313        392,152
                                               -----------------   ------------
Balance - December 31, 1997 ................           8,019,902      2,390,306
    Additions during the year ..............             340,376        399,246
    Deductions:
      Write off fully depreciated assets ...             (28,663)       (28,663)
                                               -----------------   ------------
Balance - December 31, 1998 ................   $       8,331,615   $  2,760,889
                                               =================   ============

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1998, 1997, 1996, 1995, and 1994

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1998 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

                                                        1998             1997             1996             1995             1994
                                                    -----------      -----------      -----------      -----------      -----------
REVENUES ......................................     $   814,801      $   979,052      $   990,901      $   923,375      $   671,486

OPERATING EXPENSES:
  Total .......................................       1,241,780        1,216,169        1,220,966        1,181,440        1,138,026
  Per dollar of revenues ......................            1.52             1.24             1.23             1.28             1.69
NET LOSS:
  Total .......................................        (283,728)        (178,051)        (168,132)        (206,168)        (389,176)
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................        (283,728)        (178,051)        (168,132)        (206,168)        (389,176)
  Per Unit (1) ................................           (9.22)           (5.79)           (5.46)           (6.70)          (12.64)

CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES ........................         177,057         (647,186)         158,517          (96,063)        (534,943)

CASH USED IN
  INVESTING ACTIVITIES ........................        (340,376)         (29,313)         (51,877)        (305,219)        (324,502)

CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ........................         143,043          691,400         (164,995)         465,400          845,000

TOTAL ASSETS ..................................       7,147,241        7,212,994        6,785,833        7,130,169        6,856,102

PARTNERS' EQUITY:
  Total .......................................       1,997,525        2,281,253        2,459,304        2,627,436        2,833,604
  General Partner .............................               0                0                0                0                0
  Limited Partners ............................       1,997,525        2,281,253        2,459,304        2,627,436        2,833,604

LIMITED PARTNERS' EQUITY - PER UNIT (1) .......           64.90            74.12            79.91            85.37            92.07
INCOME-PRODUCING PROPERTIES:
  Number ......................................               1                1                1                1                1
  Cost ........................................       8,331,615        8,019,902        7,990,589        7,938,712        7,633,493
  Less: Accumulated depreciation ..............      (2,760,889)      (2,390,306)      (1,998,154)      (1,606,003)      (1,237,998)
  Net book value ..............................       5,570,726        5,629,596        5,992,435        6,332,709        6,395,495
MINORITY INTEREST IN
   CONSOLIDATED JOINT VENTURE .................       1,711,089        1,711,297        1,078,963        1,286,896          873,393
DISTRIBUTIONS PER UNIT (1): ...................               0                0                0                0                0

(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 30,777 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1998 equal $2.69.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Institutional Properties V


We have audited the accompanying consolidated balance sheets of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Institutional Properties V as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 1999

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                             DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                                             -----------------     -----------------
ASSETS

Cash and cash equivalents ..............................................................     $           3,203     $          23,479
Receivables:
  Unbilled rent (Notes 1 and 4) ........................................................               486,238               476,278
Due from affiliates (Note 3) ...........................................................                18,995                18,995
Prepaid ground lease (Note 3) ..........................................................               683,000               845,000
Income-producing property - net of
  accumulated depreciation of
  $2,760,889 in 1998 and $2,390,306
  in 1997 (Note 4) .....................................................................             5,570,726             5,629,596
Other assets (Notes 1, 2 and 3) ........................................................               385,079               219,646
                                                                                             -----------------     -----------------
Total Assets ...........................................................................     $       7,147,241     $       7,212,994
                                                                                             =================     =================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .................................................     $         252,764     $          48,386
Ground lease payable (Note 1) ..........................................................               185,863               172,058
                                                                                             -----------------     -----------------
Total Liabilities ......................................................................               438,627               220,444
                                                                                             -----------------     -----------------
Ground lessor's equity in income-
  producing property (Note 3) ..........................................................             3,000,000             3,000,000
                                                                                             -----------------     -----------------
Minority interest in consolidated
   joint venture (Note 4) ..............................................................             1,711,089             1,711,297
                                                                                             -----------------     -----------------
Partners' equity (Notes 1 and 5):
  General Partner ......................................................................                     0                     0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ........................................................................             1,997,525             2,281,253
                                                                                             -----------------     -----------------
Total Partners' equity .................................................................             1,997,525             2,281,253
                                                                                             -----------------     -----------------

Total Liabilities and Partners' equity .................................................     $       7,147,241     $       7,212,994
                                                                                             =================     =================

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998                  1997                  1996
                                                                            -----------           -----------           -----------
REVENUES:
  Rental income (Note 1) .........................................          $   814,801           $   979,052           $   990,901
                                                                            -----------           -----------           -----------
       Total revenues ............................................              814,801               979,052               990,901
                                                                            -----------           -----------           -----------
EXPENSES:
Operating expenses:
    Depreciation and amortization ................................              458,276               447,453               447,452
    Ground lease (Note 3) ........................................              373,805               381,826               382,733
    Property taxes and insurance .................................              104,621                89,444                90,530
    Maintenance and repairs ......................................               80,758                66,599                84,287
    Administrative fees (Note 3) .................................               74,059                65,163                67,428
    Management fees (Note 3) .....................................               49,919                59,515                54,102
    Legal and accounting .........................................               29,742                61,781                33,070
    General and administrative ...................................               15,055                13,655                25,316
    Utilities ....................................................               26,250                22,029                20,193
    Renting expenses .............................................                    0                 1,981                 1,940
    Other operating expenses .....................................               29,295                 6,723                13,915
                                                                            -----------           -----------           -----------
Total operating expenses .........................................            1,241,780             1,216,169             1,220,966
                                                                            -----------           -----------           -----------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .............................             (426,979)             (237,117)             (230,065)
                                                                            -----------           -----------           -----------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ................................              143,251                59,066                61,933
                                                                            -----------           -----------           -----------
NET LOSS .........................................................          $  (283,728)          $  (178,051)          $  (168,132)
                                                                            ===========           ===========           ===========
Net loss per limited partnership unit (Note 1) ...................          $     (9.22)          $     (5.79)          $     (5.46)
                                                                            ===========           ===========           ===========

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         LIMITED PARTNERS                                 TOTAL
                                                                      --------------------------        GENERAL         PARTNERS'
                                                                      PER UNIT          TOTAL           PARTNER          EQUITY
                                                                      --------       -----------       -----------     -----------
Partners' equity - January 1, 1996 .............................      $  85.37       $ 2,627,436       $         0     $ 2,627,436
Net loss .......................................................         (5.46)         (168,132)                         (168,132)
                                                                      --------       -----------       -----------     -----------
Partners' equity - December 31, 1996 ...........................         79.91         2,459,304                 0       2,459,304
Net loss .......................................................         (5.79)         (178,051)                         (178,051)
                                                                      --------       -----------       -----------     -----------
Partners' equity - December 31, 1997 ...........................         74.12         2,281,253                 0       2,281,253
Net loss .......................................................         (9.22)         (283,728)                         (283,728)
                                                                      --------       -----------       -----------     -----------
Partners' equity - December 31, 1998 ...........................      $  64.90       $ 1,997,525       $         0     $ 1,997,525
                                                                      ========       ===========       ===========     ===========

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                       1998               1997               1996
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................         $(283,728)         $(178,051)         $(168,132)
  Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
    Depreciation and amortization .........................................           458,276            447,453            447,452
    Minority interest's share of unconsolidated
      joint venture loss ..................................................          (143,251)           (59,066)           (61,933)
    (Increase) decrease in rent receivable ................................            (9,960)            13,687            (88,632)
    Increase in other assets ..............................................           (62,463)          (844,087)            (1,967)
    Increase (decrease) in accrued and other liabilities ..................           218,183            (27,122)            31,729
                                                                                    ---------          ---------          ---------
    Net cash provided by (used in) operating activities ...................           177,057           (647,186)           158,517
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions .........................................          (340,376)           (29,313)           (51,877)
                                                                                    ---------          ---------          ---------
  Net cash used in investing activities ...................................          (340,376)           (29,313)           (51,877)
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to affiliates ..................................................                 0                  0            (18,995)
  Distributions to minority investor ......................................           (85,657)          (262,000)          (190,500)
  Contributions from minority investor ....................................           228,700            953,400             44,500
                                                                                    ---------          ---------          ---------
  Net cash provided by (used in) financing activities .....................           143,043            691,400           (164,995)
                                                                                    ---------          ---------          ---------
NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS .................................................           (20,276)            14,901            (58,355)

CASH AND CASH EQUIVALENTS - Beginning of year .............................            23,479              8,578             66,933
                                                                                    ---------          ---------          ---------
CASH AND CASH EQUIVALENTS - End of  year ..................................         $   3,203          $  23,479          $   8,578
                                                                                    =========          =========          =========

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

The Partnership acquired land in August 1987 for the development of an 88,073 square foot office property in San Diego, California known as Sierra Sorrento
II. This development consists of two separate buildings; a two-story building consisting of 29,500 usable square feet that was completed in November 1988 and a two-story building consisting of 58,573 usable square feet that was completed in May 1989.

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and cash and SMMP contributed cash to the newly formed partnership. At December 31, 1998, the Partnership's remaining asset is a 66.45% interest in Sorrento II Partners.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1998 and 1997 consist of cash and cash equivalents, receivables, due from affiliates, and accounts payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. The amounts due from affiliates are not fair valued due to the related party nature of these receivables.

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

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

Prior to 1995, the Partnership assessed impairment of income-producing properties based upon appraised values and established provisions for impairment where appraisals indicated other than temporary declines in value. Effective January 1, 1995, the Partnership implemented Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairment has been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

OTHER ASSETS

Deferred leasing costs represent costs incurred to lease properties and are amortized over the life of the related lease using the straight line method of accounting.

RENTAL INCOME AND RENT RECEIVABLE

Rental income is recognized on the straight-line method over the term of the related operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page three

Unbilled rent receivable represents the difference between rent recognized on the straight-line method and actual cash due.

GROUND LEASE PAYABLE

Ground lease payable represents the difference between rent recognized on the straight-line method in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and actual cash due and paid by that date.

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by 30,777, the number of limited partnership units outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development and operation of commercial real estate.

2.     DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997, is as follows:

                                                           1998           1997
                                                         --------       --------
Other assets:
     Prepaid expenses ............................       $ 45,741       $ 37,106
     Deferred  leasing costs, net of
       accumulated amortization  of $225,616
       in 1998 and $204,574 in 1997 ..............        339,338        182,540
                                                         --------       --------
                                                         $385,079       $219,646
                                                         ========       ========
Accrued and other liabilities:
     Accounts payable ............................       $ 83,801       $ 40,319
     Unearned rental income ......................        152,150              0
     Security deposits ...........................          7,249          7,249
     Other .......................................          9,564            818
                                                         --------       --------
                                                         $252,764       $ 48,386
                                                         ========       ========

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page four


3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income collected from the properties. Management fees paid to affiliates for the years ended December 31, 1998, 1997 and 1996 were $49,919, $59,515 and $54,102, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $77,844, $69,720 and $67,428 for such services for the years ended December 31, 1998, 1997, and 1996, respectively. In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate is paid initial leasing costs. For the year ended December 31, 1998, a total of $74,504 was paid for initial leasing costs. No such costs were incurred in 1997 and 1996. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1998 and 1997, the affiliate received $22,511 and $1,998, respectively, for tenant improvements supervisory costs. No such costs were incurred in 1996.

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

In October 1997, the Partnership prepaid $900,000 of the ground lease to CGS Real Estate Company, Inc. in exchange of an amendment reducing the minimum rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease were applied against the prepaid balance. Effective February 1998, rent amounts shall be paid at the rate of $18,000 per month until such time that the prepaid balance is extinguished. For the years ended December 31, 1998 and 1997, the Partnership paid $198,000 and $35,000, respectively, to CGS Real Estate Company, Inc. and $162,000 and $55,000, respectively, was applied against the prepaid balance. Hence, at December 31, 1998 the prepaid balance was $683,000.

Future minimum basic rent required under the ground lease is as follows:

                                MINIMUM
 YEAR ENDING DECEMBER 31,      BASIC RENT
 ------------------------      -----------
          1999...........      $   330,000
          2000...........          330,000
          2001...........          330,000
          2002...........          330,000
          2003...........          330,000
         Thereafter......        8,850,000
                               -----------
           Total.........      $10,500,000
                               ===========

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page five


During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $18,995. Repayment is expected in 1999.


4.     INCOME-PRODUCING PROPERTY

At December 31, 1998 and 1997 the total cost and accumulated depreciation of the property are as follows:


                                                   1998                1997
                                                -----------         -----------
Land ...................................        $ 2,569,815         $ 2,569,815
Building and improvements ..............          5,761,800           5,450,087
                                                -----------         -----------
         Total .........................          8,331,615           8,019,902

Accumulated depreciation ...............         (2,760,889)         (2,390,306)
                                                -----------         -----------
         Net ...........................        $ 5,570,726         $ 5,629,596
                                                ===========         ===========

Sierra Sorrento II experienced a land ownership transfer during 1997 (See Note
3).

On October 1, 1993, the Partnership formed a joint venture with SMMP, an affiliate. The joint venture, known as Sorrento II Partners ("SIIP"), was formed as a California general partnership to develop and operate the Sierra Sorrento II property. The Partnership had an 83.2% equity interest with its contribution of Sierra Sorrento II and $115,000 in cash. Such interest was computed based upon the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP was allocated a 16.8% initial equity interest in SIIP in exchange for its $710,000 cash contribution ($1,470,400, net, through December 31, 1995). SMMP made additional cash contributions amounting to $44,500, $953,400 and $228,700, and received distributions amounting to $190,500, $262,000 and $85,657 during 1996, 1997 and 1998, respectively. The percentage interests of the Partnership and SMMP are to be adjusted every January 1st during the term of SIIP, beginning January 1, 1995. Accordingly, as of January 1, 1996, 1997 and 1998, the Partnership's interest in SIIP was changed to 73.08%, 75.09% and 66.45%, respectively, and SMMP's interest was changed to 26.92%, 24.91% and 33.55%, respectively. On January 1, 1999, the Partnership's interest will be decreased to 64.90% and SMMP's interest will be increased to 35.10% to reflect the 1998 contributions and distributions. Under the terms of the SIIP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SIIP or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its property contribution, and the remainder to the Partnership and SMMP in proportion to their respective equity interests.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page six


Future minimum base rental income, under the existing operating leases for the Sierra Sorrento II property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:


                             STRAIGHT-LINE          CASH
 YEAR ENDING DECEMBER 31,        BASIS              BASIS
 ------------------------    -------------       ------------
          1999...........    $     964,485       $  1,004,441
          2000...........          964,485          1,050,272
          2001...........          964,485          1,081,755
          2002...........          964,485          1,110,726
          2003...........          443,200            486,301
         Thereafter......          561,738            615,621
                             -------------       ------------
           Total.........    $   4,862,878       $  5,349,116
                             =============       ============

In 1998, the Partnership relied on two tenants to generate all rental income; 82% was from an electronics manufacturer and the remaining 18% was from a media and marketing company. In 1997 and 1996, two tenants generated all rental income; 65% from the electronics manufacturer and 35% from a healthcare administrator.

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