Form 10-Q
period 1999-03-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1999-05-13
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                       March 31, 1999
                      ----------------------------------------------------
Commission file number                     0-15702
                      ----------------------------------------------------




                  SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)


        State of California                        33-0122424
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)


     5850 San Felipe, Suite 500
           Houston, Texas                            77057
----------------------------------------  --------------------------------
(Address of principal executive offices)          (Zip Code)



Registrant's telephone number,
including area code:                          (713) 706-6271
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Consolidated Balance Sheets - March 31, 1999 and December 31, 1998          4


Consolidated Statements of Operations - For the Three Months Ended
March 31, 1999 and 1998                                                     5

Consolidated Statement of Changes in Partners' Equity - from October 8,
1985 (Inception of the Partnership) to December 31, 1998 and for the Three
Months Ended March 31, 1999                                                 6

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 1999 and 1998                                                     7

Notes to Consolidated Financial Statements                                  8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 64.90% interest in the Sorrento II Partnership, which operates the Sorrento II property in San Diego, California.

(b)        RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1999 increased by $90,000, or 53%, when compared to the corresponding period in the prior year. This increase was primarily due to an increase in occupancy from 67% at March 31, 1998 to 100% at March 31, 1999. The Partnership leased 29,150 square feet of the Property to one tenant in 1998. This space was vacant during the first quarter of 1998.

Total operating expenses for the three months ended March 31, 1999 increased by $18,000, or 18%, in comparison to the same period in 1998. Property taxes rose due to an increase in the assessed value of the Property. Further, management fees and other operating expenses were higher due to the increased occupancy.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at March 31, 1999 with cash of $49,000 and current liabilities of $220,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners ("SMMP"). SMMP has adequate resources to make any necessary advances during the foreseeable future.

(d)         YEAR 2000 COMPLIANCE

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

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------
ASSETS

Cash and cash equivalents .................   $       48,579   $           3,203
Receivables:
  Unbilled rent ...........................          481,747             486,238
  Billed rent .............................           55,529                   0
Due from affiliate ........................           18,995              18,995
Prepaid ground lease ......................          647,000             683,000
Income-producing property - net of
  accumulated depreciation of $2,847,940
  and $2,760,889, respectively ............        5,507,406           5,570,726
Other assets ..............................          351,285             385,079
                                              --------------   -----------------
Total Assets ..............................   $    7,110,541   $       7,147,241
                                              ==============   =================
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .............   $      220,004   $         252,764
Due to affiliate ..........................           56,000                   0
Ground lease payable ......................          189,314             185,863
                                              --------------   -----------------
Total Liabilities .........................          465,318             438,627
                                              --------------   -----------------
Ground lessor's equity in income-
  producing property ......................        3,000,000           3,000,000
                                              --------------   -----------------
Minority interest in consolidated
   joint venture ..........................        1,688,839           1,711,089
                                              --------------   -----------------
Partners' equity:
  General Partner .........................                0                   0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ...........................        1,956,384           1,997,525
                                              --------------   -----------------
Total Partners' equity ....................        1,956,384           1,997,525
                                              --------------   -----------------
Total Liabilities and Partners' equity ....   $    7,110,541   $       7,147,241
                                              ==============   =================

                                    UNADITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                        1999            1998
                                                      ---------       ---------
REVENUES:
  Rental income ................................      $ 260,066       $ 169,808
                                                      ---------       ---------
          Total revenues .......................        260,066         169,808
                                                      ---------       ---------
EXPENSES:
    Operating expenses .........................        123,578         104,860
    Ground lease ...............................         93,451          93,451
    Depreciation and amortization ..............        106,428         107,864
                                                      ---------       ---------
          Total costs and expenses .............        323,457         306,175
                                                      ---------       ---------
LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS ...........        (63,391)       (136,367)
                                                      ---------       ---------
MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..............         22,250          45,751
                                                      ---------       ---------
NET LOSS .......................................      $ (41,141)      $ (90,616)
                                                      =========       =========
Net loss per limited partnership unit ..........      $   (1.34)      $   (2.94)
                                                      =========       =========

                                    UNADITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      FROM OCTOBER 8, 1985 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1999

--------------------------------------------------------------------------------

                                          Limited Partners                          Total
                                     --------------------------      General       Partners'
                                       Per Unit        Total         Partner        Equity
                                     -----------    -----------    -----------    -----------
Proceeds from sale of
  partnership units ..............   $    250.00    $ 7,694,250           --      $ 7,694,250
Underwriting commissions
  and other organization expenses         (37.21)    (1,145,333)          --       (1,145,333)
Cumulative net income (loss)
  (to December 31, 1998) .........       (145.20)    (4,468,631)   $     9,193     (4,459,438)
Cumulative distributions
  (to December 31, 1998) .........         (2.69)       (82,761)        (9,193)       (91,954)
                                     -----------    -----------    -----------    -----------
Partners' equity - January 1, 1999         64.90      1,997,525              0      1,997,525
Net loss .........................         (1.34)       (41,141)                      (41,141)
                                     -----------    -----------    -----------    -----------
Partners' equity - March 31, 1999    $     63.56    $ 1,956,384    $         0    $ 1,956,384
                                     ===========    ===========    ===========    ===========

                                    UNADITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                            1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................  $ (41,141)   $ (90,616)
  Adjustments to reconcile net loss
  to cash provided by operating activities:
    Depreciation and amortization .....................    106,428      107,864
    Minority interest's share of consolidated
      joint venture loss ..............................    (22,250)     (45,751)
    (Increase) decrease in rent receivable ............    (51,038)       2,898
    Decrease in other assets ..........................     50,417       70,137
    Decrease in accrued and other liabilities .........    (29,309)        (861)
                                                         ---------    ---------
    Net cash provided by operating activities .........     13,107       43,671
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ...................    (23,731)           0
                                                         ---------    ---------
    Net cash used in investing activities .............    (23,731)           0
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan to affiliate .................................          0      (29,500)
    Loan from affiliate ...............................     56,000            0
                                                         ---------    ---------
    Net cash provided by (used in) financing activities     56,000      (29,500)
                                                         ---------    ---------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS ..............................     45,376       14,171

CASH AND CASH EQUIVALENTS -
    Beginning of period ...............................      3,203       23,479
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS -
    End of period .....................................  $  48,579    $  37,650
                                                         =========    =========

                                    UNADITED
                             SEE ACCOMPANYING NOTES

                  SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ------------------------------------------------------------------------

1.    ORGANIZATION

In October 1993, the Partnership created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP") to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership Agreement of Sorrento II Partners (the "Agreement") was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year as called for by the Agreement. Accordingly, on January 1, 1999, the Partnership's interest in Sorrento II Partners was decreased from 66.45% to 64.90% to reflect 1998 contributions and distributions.

2.     BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at March 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

3.     RELATED PARTY TRANSACTIONS

In 1997, the Sorrento II land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner. All rights, title and interest in the ground lease were transferred and assigned to CGS.

Included in the financial statements for the three months ended March 31, 1999 and 1998 are affiliate transactions as follows:

                                    UNAUDITED

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
NOTES TO FINANCIAL STATEMENTS
PAGE TWO

                                                March 31
                                         -----------------------
                                            1999        1998
                                         -----------------------
            Management fees              $   15,800   $  10,362
            Administrative fees              17,873      17,663
            Ground lease payments            54,000      36,000


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


                                       SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                                       S-P PROPERTIES, INC.
                                       General Partner

Date:  MAY 4, 1999                     /s/ THOMAS N. THURBER
     -----------------                 -------------------------------------
                                       Thomas N. Thurber
                                       President and Director

Date:  MAY 4, 1999                     /s/ G. ANTHONY EPPOLITO
     -----------------                 -------------------------------------
                                       G. Anthony Eppolito
                                       Chief Accounting Officer