Form 10-Q
period 1999-06-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1999-08-10
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                         June 30, 1999
                              -------------------------------------
Commission file number                       0-15702
                              -------------------------------------

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

         State of California                        33-0122424
--------------------------------------      -------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                    Number)

      5850 San Felipe, Suite 450
            Houston, Texas                            77057
--------------------------------------      -------------------------------
   (Address of principal executive                  (Zip Code)


Registrants's telephone number,
including area code:                               713-706-6271
                                            -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                    Page
                                                                   Number


Consolidated Balance Sheets - June 30, 1999 and December 31,         5

Consolidated Statements of Operations - For the Six Month
Ended June 30, 1999 and For the Three Months Ended
June 30, 1999 and 1998                                               6

Consolidated Statement of Changes in Partners' Equity - from
October 8, 1985 (Inception of the Partnership to December 31,
1998 and For the Six Months Ended June 30, 1999                      7


Consolidated Statements of Cash Flows - For the Six Months
Ended June 30, 1999 and 1998                                         8

Notes to Consolidated Financial Statements                           9

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

(b)        RESULTS OF OPERATIONS

Revenues for the six months and three months ended June 30, 1999 increased by $203,000 and $113,000, respectively, when compared to the corresponding periods in the prior year. This increase was primarily due to an increase in occupancy from 67% at June 30, 1998 to 100% at June 30, 1999. The Partnership leased 29,150 square feet of the Property to one tenant in 1998. This space was vacant during the first six months of 1998.

Operating expenses for the six months ended June 30, 1999 increased by $42,000, or 21%, in comparison to the same period in 1998. This increase was primarily due to higher management fees and other operating expenses resulting from the increased occupancy of the Property. Further, administrative costs rose during the period. Operating expenses for the quarter ended June 30, 1999 increased by $23,000, or 24%, principally as a result of higher administrative costs and other operating expenses. This increase was partially offset due to a decrease in maintenance and repair costs.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position at June 30, 1999 with cash of $39,000 and current liabilities of $91,000. The Partnership's primarily capital requirements will be for the construction of new tenant space. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners ("SMMP"). SMMP has adequate resources to make any necessary advances during the foreseeable future.

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

              SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                        June 30,    December 31,
                                                          1999          1998
                                                       ----------   ------------
ASSETS
Cash and cash equivalents ..........................   $   39,249   $      3,203
Receivables:
  Unbilled rent ....................................      472,646        486,238
Due from affiliate .................................       18,995         18,995
Prepaid ground lease ...............................      611,000        683,000
Income-producing property - net of
  accumulated depreciation of $2,054,111
  and $2,760,889, respectively .....................    5,677,768      5,570,726
Other assets .......................................      347,920        385,079
                                                       ----------   ------------
Total Assets .......................................   $7,167,578   $  7,147,241
                                                       ==========   ============
LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ......................   $   91,079   $    252,764
Due to affiliate ...................................      267,420              0
Ground lease payable ...............................      192,765        185,863
                                                       ----------   ------------

Total Liabilities ..................................      551,264        438,627
                                                       ----------   ------------
Ground lessor's equity in income-
  producing property ...............................    3,000,000      3,000,000
                                                       ----------   ------------

Minority interest in consolidated
   joint venture ...................................    1,678,692      1,711,089
                                                       ----------   ------------
Partners' equity:
  General Partner ..................................            0              0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ....................................    1,937,622      1,997,525
                                                       ----------   ------------

Total Partners' equity .............................    1,937,622      1,997,525
                                                       ----------   ------------

Total Liabilities and Partners' equity .............   $7,167,578   $  7,147,241
                                                       ==========   ============

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                            SIX MONTHS ENDED       THREE MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                        ----------------------   -----------------------
                                           1999         1998        1999         1998
                                        ---------    ---------    ---------    ---------
REVENUES:
  Rental income .....................   $ 554,777    $ 351,384    $ 294,711    $ 181,576
                                        ---------    ---------    ---------    ---------

      Total revenues ................     554,777      351,384      294,711      181,576
                                        ---------    ---------    ---------    ---------
EXPENSES:
    Operating expenses ..............     243,567      201,480      119,989       96,620
    Ground lease ....................     186,902      186,902       93,451       93,451
    Depreciation and amortization ...     216,608      215,941      110,180      108,077
                                        ---------    ---------    ---------    ---------

      Total costs and expenses ......     647,077      604,323      323,620      298,148
                                        ---------    ---------    ---------    ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS      (92,300)    (252,939)     (28,909)    (116,572)
                                        ---------    ---------    ---------    ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ...      32,397       84,861       10,147       39,110
                                        ---------    ---------    ---------    ---------

NET LOSS ............................   $ (59,903)   $(168,078)   $ (18,762)   $ (77,462)
                                        =========    =========    =========    =========

Net loss per limited partnership unit   $   (1.95)   $   (5.46)   $   (0.61)   $   (2.52)
                                        =========    =========    =========    =========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)
                             -----------------------
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      FROM OCTOBER 8, 1985 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                             TOTAL
                                       LIMITED PARTNERS        GENERAL     PARTNERS'
                                     PER UNIT      TOTAL       PARTNER      EQUITY
                                     -------    -----------    -------    -----------
Proceeds from sale of
  partnership units ..............   $250.00    $ 7,694,250               $ 7,694,250
Underwriting commissions
  and other organization expenses     (37.21)    (1,145,333)               (1,145,333)
Cumulative net income (loss)
  (to December 31, 1998) .........   (145.20)    (4,468,631)   $ 9,193     (4,459,438)
Cumulative distributions
  (to December 31, 1998) .........     (2.69)       (82,761)    (9,193)       (91,954)
                                     -------    -----------    -------    -----------

Partners' equity - January 1, 1999     64.90      1,997,525          0      1,997,525
Net loss .........................     (1.95)       (59,903)                  (59,903)
                                     -------    -----------    -------    -----------

Partners' equity - June 30, 1999 .   $ 62.95    $ 1,937,622    $     0    $ 1,937,622
                                     =======    ===========    =======    ===========

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                             1999        1998
                                                          ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................  $(59,903)   $(168,078)
  Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
    Depreciation and amortization ......................    216,608     215,941
    Minority interest's share of consolidated
      joint venture loss ...............................    (32,397)    (84,861)
    Decrease in rent receivable ........................     13,592      11,687
    Decrease (increase) in other assets ................     69,562    (102,586)
    (Decrease) increase in accrued and other liabilities   (154,783)     90,438
                                                          ---------   ---------

    Net cash provided by (used in) operating activities      52,679     (37,459)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................   (284,053)    (15,439)
                                                          ---------   ---------

    Net cash used in investing activities ..............   (284,053)    (15,439)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from affiliate ................................    267,420      33,500
                                                          ---------   ---------

    Net cash provided by financing activities ..........    267,420      33,500
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...............................     36,046     (19,398)

CASH AND CASH EQUIVALENTS -
    Beginning of period ................................      3,203      23,479
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS -
    End of period ......................................  $  39,249   $   4,081
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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at June 30, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

3.    RELATED PARTY TRANSACTIONS

In 1997, the Sorrento II land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner. All rights, title and interest in the ground lease were transferred and assigned to CGS.

Included in the financial statements for the six months ended June 30, 1999 and 1998 are affiliate transactions as follows:

                                   UNAUDITED

Sierra Pacific Institutional Properties V
Notes to Financial Statemetns
Page Two

                                                 JUNE 30
                                           -------------------
                                             1999        1998
                                           --------    --------
           Management fees                 $ 34,102    $ 23,113
           Administrative fees               49,897      32,479
           Leasing fees                           0      55,878
           Ground lease payments            108,000      72,000

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                           SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  AUGUST 4, 1999      /S/ THOMAS N. THURBER
       --------------      -----------------------
                           Thomas N. Thurber
                           President and Director

Date:  AUGUST 4, 1999      /S/ G. ANTHONY EPPOLITO
       --------------      -----------------------
                           G. Anthony Eppolito
                           Chief Accounting Officer