Form 10-Q
period 1999-09-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 1999-11-08
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter ended                      September 30, 1999
                       ----------------------------------------------------
Commission file number                       0-15702
                       ----------------------------------------------------

                  SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

         State of California                        33-0122424
--------------------------------------  -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
    incorporation or organization)                    Number)

     5850 San Felipe, Suite 450
           Houston, Texas                             77057
--------------------------------------  -----------------------------------
(Address of principal executive                     (Zip Code)
              offices)

Registrant's telephone number,
including area code:                              (713)706-6271
                                         ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                            Page
                                                                            ----

Consolidated Balance Sheets - September 30, 1999 and December 31, 1998        5

Consolidated Statements of Operations - For the Nine Months Ended
September 30, 1999 and For the Three Months Ended September 30, 1999
and 1998                                                                      6

Consolidated Statement of Changes in Partners' Equity - from October 8,
1985 (Inception of the Partnership) to December 31, 1998 and For the Nine
Months Ended September 30, 1999                                               7

Consolidated Statements of Cash Flows - For the Nine Months Ended
September 30, 1999 and 1998                                                   8

Notes to Consolidated Financial Statements                                    9


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

(b)         RESULTS OF OPERATIONS

Revenues for the nine months and three months ended September 30, 1999 increased by $277,000 and $74,000, respectively, when compared to the corresponding periods in the prior year. This increase was principally due to an increase in occupancy. The Partnership leased 29,150 square feet of the Property to one tenant in 1998. This space was vacant during the first seven months of 1998. The Property was 100% occupied at September 30, 1999.

Operating expenses for the nine months ended September 30, 1999 increased by $46,000, or 16%, in comparison to the same period in 1998. This increase was principally due to higher management fees and other operating expenses resulting from the increased occupancy of the property. Operating expenses for the three months ended September 30, 1999 increased by $4,000, or 4%, primarily due to the increase in management fees and as a result of higher maintenance and repair costs. This increase was partially offset due to a decrease in administrative costs incurred during the quarter.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primarily capital requirements will be for the construction of new tenant space. It is anticipated that these requirements will be funded from the operations of the property. A secondary source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partners ("SMMP"). SMMP has adequate resources to make any necessary advances during the foreseeable future.

In August and October 1999, the Partnership prepaid its ground lease $300,000 and $525,000, respectively. These funds were advanced to the Partnership by SMMP. Effective with the October 1999 rent, amounts becoming payable under the terms of the lease will be applied against the prepaid balance until such time the balance is extinguished plus interest at the annual rate of ten percent per annum. The prepaid balance at September 30, 1999 was $875,000.

The Partnership is in a liquid position at September 30, 1999 with cash of $126,000 and current liabilities of $88,000.

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

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                                      SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                     --------------------   --------------------
ASSETS

Cash and cash equivalents ........................   $            125,661   $              3,203
Receivables:
  Unbilled rent ..................................                462,461                486,238
Due from affiliate ...............................                 18,995                 18,995
Prepaid ground lease .............................                875,000                683,000
Income-producing property - net of
  accumulated depreciation of $2,144,852
  and $2,760,889, respectively ...................              5,627,192              5,570,726
Other assets .....................................                323,090                385,079
                                                     --------------------   --------------------

Total Assets .....................................   $          7,432,399   $          7,147,241
                                                     ====================   ====================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ....................   $             87,941   $            252,764
Due to affiliate .................................                567,420                      0
Ground lease payable .............................                196,216                185,863
                                                     --------------------   --------------------

Total Liabilities ................................                851,577                438,627
                                                     --------------------   --------------------

Ground lessor's equity in income-
  producing property .............................              3,000,000              3,000,000
                                                     --------------------   --------------------

Minority interest in consolidated
   joint venture .................................              1,666,234              1,711,089
                                                     --------------------   --------------------

Partners' equity:
  General Partner ................................                      0                      0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ..................................              1,914,588              1,997,525
                                                     --------------------   --------------------

Total Partners' equity ...........................              1,914,588              1,997,525
                                                     --------------------   --------------------

Total Liabilities and Partners' equity ...........   $          7,432,399   $          7,147,241
                                                     ====================   ====================

                                   UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                  NINE MONTHS ENDED       THREE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                               ----------------------    ----------------------
                                                  1999         1998         1999         1998
                                               ---------    ---------    ---------    ---------
REVENUES:
  Rental income ............................   $ 831,944    $ 554,735    $ 277,167    $ 203,351
                                               ---------    ---------    ---------    ---------

                    Total revenues .........     831,944      554,735      277,167      203,351
                                               ---------    ---------    ---------    ---------

EXPENSES:
    Operating expenses .....................     338,169      292,399       94,602       90,919
    Ground lease ...........................     293,606      280,353      106,704       93,451
    Depreciation and amortization ..........     327,961      332,678      111,353      116,737
                                               ---------    ---------    ---------    ---------

                    Total costs and expenses     959,736      905,430      312,659      301,107
                                               ---------    ---------    ---------    ---------

LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .......    (127,792)    (350,695)     (35,492)     (97,756)
                                               ---------    ---------    ---------    ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ..........      44,855      117,658       12,458       32,797
                                               ---------    ---------    ---------    ---------

NET LOSS ...................................   $ (82,937)   $(233,037)   $ (23,034)   $ (64,959)
                                               =========    =========    =========    =========

Net loss per limited partnership unit ......   $   (2.69)   $   (7.57)   $   (0.75)   $   (2.11)
                                               =========    =========    =========    =========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      FROM OCTOBER 8, 1985 (INCEPTION OF PARTNERSHIP) TO DECEMBER 31, 1998
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                                            LIMITED PARTNERS                            TOTAL
                                        --------------------------      GENERAL       PARTNERS'
                                         PER UNIT         TOTAL         PARTNER        EQUITY
                                        -----------    -----------    -----------    -----------
Proceeds from sale of
  partnership units .................   $    250.00    $ 7,694,250                   $ 7,694,250
Underwriting commissions
  and other organization expenses ...        (37.21)    (1,145,333)                   (1,145,333)
Cumulative net income (loss)
  (to December 31, 1998) ............       (145.20)    (4,468,631)   $     9,193     (4,459,438)
Cumulative distributions
  (to December 31, 1998) ............         (2.69)       (82,761)        (9,193)       (91,954)
                                        -----------    -----------    -----------    -----------

Partners' equity - January 1, 1999 ..         64.90      1,997,525              0      1,997,525
Net loss ............................         (2.69)       (82,937)                      (82,937)
                                        -----------    -----------    -----------    -----------

Partners' equity - September 30, 1999   $     62.21    $ 1,914,588    $         0    $ 1,914,588
                                        ===========    ===========    ===========    ===========

                                    UNAUDITED
                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                              1999         1998
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $ (82,937)   $(233,037)
  Adjustments to reconcile net loss
  to cash (used in) provided by operating activities:
    Depreciation and amortization ......................     327,961      332,678
    Minority interest's share of consolidated
      joint venture loss ...............................     (44,855)    (117,658)
    Decrease in rent receivable ........................      23,777       15,646
    Increase in other assets ...........................    (190,219)     (64,348)
    (Decrease) increase in accrued and other liabilities    (154,470)     234,810
                                                           ---------    ---------

    Net cash (used in) provided by operating activities     (120,743)     168,091
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ....................    (324,219)    (250,195)
                                                           ---------    ---------

    Net cash used in investing activities ..............    (324,219)    (250,195)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan from affiliate ................................     567,420       66,500
                                                           ---------    ---------

    Net cash provided by financing activities ..........     567,420       66,500
                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS ...............................     122,458      (15,604)

CASH AND CASH EQUIVALENTS -
    Beginning of period ................................       3,203       23,479
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS -
    End of period ......................................   $ 125,661    $   7,875
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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at September 30, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1998.

3.    RELATED PARTY TRANSACTIONS

In 1997, the Sorrento II land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner. All rights, title and interest in the ground lease were transferred and assigned to CGS.

In 1997, the Partnership prepaid $900,000 of the ground lease to CGS. In August and October 1999, the Partnership made additional prepayments of $300,000 and $525,000, respectively. Effective with the October 1999 rent, amounts becoming payable under the terms of the lease will be applied against the prepaid balance until such time the balance is extinguished plus interest at the annual rate of ten percent per annum. The prepaid balance at September 30, 1999 was $875,000.

                                   UNAUDITED

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page Two


Included in the financial statements for the nine months ended September 30, 1999 and 1998 are affiliate transactions as follows:

                                              SEPTEMBER 30
                                           --------------------
                                             1999        1998
                                           --------    --------
           Management fees                 $ 51,343    $ 34,223
           Administrative fees               66,172      54,377
           Leasing fees                           0      55,878
           Ground lease payments            475,253     144,000

4.    PARTNERS' EQUITY

Equity and net loss per limited partnership unit is determined by dividing the Limited Partners' share of the Partnership's equity and net loss by the number of limited partnership units outstanding, 30,077.

                                   UNAUDITED

                           PART II - OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   EXHIBIT
   NUMBER        DESCRIPTION OF EXHIBIT
   -------       ----------------------
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

                           SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  OCTOBER 22, 1999    /s/ THOMAS N. THURBER
       ----------------    ----------------------------------
                               Thomas N. Thurber
                               President and Director

Date:  OCTOBER 22, 1999    /S/ G. ANTHONY EPPOLITO
       ----------------    ----------------------------------
                               G. Anthony Eppolito
                               Cheif Accounting Officer