Form 10-K
period 1999-12-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 2000-03-30
CIK 780052

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission file number : 0-15702

                  SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

        State of California                         33-0122424
-------------------------------------  --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification
   incorporation or organization)                     Number)


     5850 San Felipe, Suite 450
           Houston, Texas                              77057
-------------------------------------  --------------------------------------
  (Address of principal executive                    (Zip Code)
              offices)



Registrant's telephone number,
including area code:                          (713) 706-6271
                              -----------------------------------------------

                           5850 San Felipe, Suite 500
                              Houston, Texas 77057
         -----------------------------------------------------------
        (Former name or former address, if changed since last report)

         Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------  -----------------------------------------
           None                                      None

         Securities registered pursuant to Section 12 (g) of the Act:

                        140,000 LIMITED PARTNERSHIP UNITS
                        ---------------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                       DOCUMENTS INCORPORATED BY REFERENCE

    Annual Report to Limited Partners for the Year Ended December 31, 1999 is incorporated by reference into Parts II and III

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

On February 1, 2000, the Partnership purchased the land holdings from CGS Real Estate Company, Inc. for $3,500,000 and the ground lease subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745.

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners or "SIIP") with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and $115,000 in cash and SMMP contributed cash ($2,158,843, net, through December 31, 1998) in exchange for a 35.10% interest in Sorrento II Partners. Such interest was computed based upon the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP made additional cash contributions amounting to $971,420 and received distributions amounting to $4,000 during 1999. The percentage interests of the Partnership and Sierra Mira Mesa Partners are to be adjusted every January 1st during the term of Sorrento II Partners, beginning January 1, 1995. Accordingly, as of January 1, 2000, the Partnership's interest in SIIP will be decreased to 56.08%, and SMMP's interest will be increased to 43.92%.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Sorrento II, an office project in San Diego, California. Success of the office building is dependent upon the timely payment of rent by two tenants which occupied 100% of the building at December 31, 1999.

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

Operations of the Partnership through 1999 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a five year holding period was delayed indefinitely. As of December 31, 1999, the Partnership had paid cash distributions of $2.69 for each $250 unit investment and remaining partners' equity was computed at $63.06 per unit. Thus, if the Partnership were to be liquidated at the end of 1999 at book value, each $250 investment would have returned a total of $65.75.

The General Partner's goal is to continue operating the Sierra Sorrento II property until such time as rental rates return to the level necessary to support new office building development. At that time, the property may be sold at a price substantially greater than current book value.

ITEM 2.      PROPERTY

During 1999, the Partnership owned a 64.90% interest in Sierra Sorrento II, an office property located in San Diego, California. (See Item 1. Business for discussion of percentage ownership changes.) The property includes two separate buildings comprising 88,073 rentable square feet and is 100% occupied at December 31, 1999. There are no material liens or encumbrances against the property at December 31, 1999. The average effective annual rent per square foot at December 31, 1999 is $11.04. The property has only two tenants whose principal businesses are electronics manufacturing and media and marketing. Details of these significant tenants and their leases follow.


SUMMARY OF TENANTS/LEASES

                            SQUARE         PRECENT OF         EFFECTIVE        EFFECTIVE      PRECENT OF
                             FEET            RENTABLE         RENT PER         RENT PER      GROSS ANNUAL        EXPIRATION
           TENANTS         OCCUPIED        SQUARE FEET       SQUARE FOOT         ANNUM           RENT             OF LEASE
           -------      -------------     -------------     -------------    -------------   -------------     --------------
Insight Electronics.           58,923                67%    $        9.00    $     530,502               55%    February 2003
Ziff-Davis, Inc. ...           22,150                25%            16.02          354,783               36%        July 2005
Ziff-Davis, Inc. ...            7,000                 8%            12.41           86,898                9%        July 2005
                        -------------     -------------     -------------    -------------    -------------     -------------

Total Rented Space .           88,073               100%    $       11.04    $     972,183              100%

Vacancies ..........                                  0%
                        -------------     -------------

Total Rentable Space           88,073               100%
                        =============     =============


DEPRECIABLE PROPERTY    Reference is made to Schedule III of the Form 10-K.

REAL ESTATE TAXES       The real estate tax obligation for 1999 is approximately
                        1.12% of the assessed value or $88,975.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 1999, the number of security holders is as follows:


                                                        NUMBER
                                                          OF
                                      NUMBER            RECORD
                                     OF UNITS           HOLDERS
                                    -----------       ----------
         Limited Partners                30,777            1,452
                                    ===========       ==========

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 1999, the Partnership owned a 64.90% interest in Sierra Sorrento II, an industrial property located in San Diego, California.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998.

Rental income increased by $378,000, or 46%, principally as a result of 100% occupancy for the entire year. During the first seven months of 1998, 29,150 square feet of the Property was vacant. A single tenant leased 22,150 square feet in August 1998 and the remaining 7,000 square feet in December 1998. The weighted-average annual rent per square foot, on an accrual basis, was $11.04 at December 31, 1999 compared to $10.95 at December 31, 1998.

The Partnership made additional ground lease prepayments totaling $825,000 in 1999. Effective October 1999, all minimum base rent amounts becoming payable under the terms of the lease were to be applied against the prepaid balance until such time that the prepaid balance is extinguished plus interest at the rate of 10% per annum. Interest income of $35,000 was recorded in 1999 as a result.

Total operating expenses increased by $73,000, or 6%, in comparison to the prior year, primarily due to an increase in ground lease expense, management fees and administrative costs. Additionally, a loan made to an affiliate in 1996 was deemed uncollectible and written-off to bad debt expense in 1999. Ground lease expense rose as a result of higher additional rents becoming due effective January 1999 in accordance with the lease agreement. The increase in management fees is attributable to the higher rental income. The increase in total operating expenses was partially offset by a decrease in depreciation and amortization, and by lower maintenance and repair costs incurred in 1999.

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

Total operating expenses increased by $26,000, or 2%, when compared to 1997. Depreciation and amortization, maintenance and repairs, and other operating expenses increased due to costs associated with the new tenant. Further, property taxes were higher due to an increase in the assessed value of the Property. The increase in total operating expenses was partially offset due to a decrease in management fees and legal fees. Management fees were lower as a result of the decrease in rental income. Legal fees were higher in 1997 due to professional fees associated with the property's ground lease.

Liquidity and Capital Resources:

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make the necessary advances during the foreseeable future. During 1999, SMMP contributed a total of $971,420 to the Partnership and received distributions of $4,000 from the Partnership.

The Partnership used cash in operations of $493,000 and paid $343,000 for building and tenant improvements in 1999. At December 31, 1999, the Partnership is in a liquid position with cash and billed rents of $211,000 and current liabilities of $84,000.

In February 2000, the Partnership purchased the Sorrento II land holdings from CGS Real Estate, Inc. for $3,500,000 and the ground lease subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745. SMMP contributed the majority of the cash for the land purchase.

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

The Partnership did not experience any major system failures or disruptions in operations over the year 2000 transition. All systems have continued to operate as normal.

The Partnership did not separately track internal costs related to the Year 2000 issue and Partnership management believes these amounts did not have a material impact on the Partnership's financial position or results of operations.

The Partnership employs a property management company to manage, operate and lease the property. The management company did not experience any major systems failures or disruptions in operations at the property. The Partnership remains confident that no Year 2000 issues with the property management company or other third parties will arise in the future although no guarantees can be made to that effect.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' report are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Independent Auditors' Report

      2.    Consolidated Balance Sheets - December 31, 1999 and 1998

      3. Consolidated Statements of Operations - for the years ended December 31, 1999, 1998 and 1997

      4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 1999, 1998 and 1997

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 1998 and 1997

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

The executive officers and directors of S-P Properties, Inc. are:

                                                                                    APPROXIMATE
NAME                    POSITION                                      AGE           TIME IN OFFICE
----                    --------                                      ---           --------------
Thomas N. Thurber       President and Director                         49                 5 years

Gregory J. Nooney, Jr.  Vice President                                 68                 2 years

Patricia A. Nooney      Vice President                                 43                 2 years

William J. Carden       Assistant Secretary/Treasurer and Director     55                 5 years

Morris S. Cohen         Director                                       62                 1 year

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. He also has served as Chairman of the Board and Chief Executive Officer of Brooklyn Street Properties, Inc. since May 1983. Mr. Nooney joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust from 1984 February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Partricia A. Nooney - Vice President, S-P Properties, Inc. Patricia A Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company. Ms. Nooney joined Brooklyn Street Properties, Inc., in 1981 and has served as an officer since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

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

Morris S. Cohen - Director, S-P Properties, Inc. Mr. Cohen's extensive real estate background includes negotiation of joint venture partnerships for property acquisitions, production of syndication packages and direct responsibilities for operations, finance, sales, leasing and property management. Mr. Cohen was a senior level officer with major public and pivately held real estate companies and served as President of IDM Participating Income Corporation from April 1995 to October 1996. Mr. Cohen is a graduate of Queens College.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any director during the past five years.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee of 6% of the gross rental income (as defined in the partnership agreement) collected from the property to American Spectrum Real Estate Services, Inc. (ASRE), formerly Banc Commercial California. These fees for the year ended December 31, 1999 were $69,072. Bancor Real Estate Company, Inc. (Bancor) provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $89,275 during the year ended December 31, 1999. In consideration for services rendered with respect to initial leasing of Partnership properties, ASRE is paid initial leasing costs. For the year ended December 31, 1999, a total of $16,293 was paid for initial leasing costs. Bancor and ASRE are both wholly owned subsidiaries of CGS Real Estate Company, Inc. William J. Carden, an officer and director of S-P Properties, Inc., the general partner of the Partnership, controls 50% of CGS Real Estate Company, Inc.

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

In October 1997, the Partnership prepaid $900,000 of the ground lease to CGS Real Estate Company, Inc. in exchange for an amendment reducing the minimium rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease were applied against the prepaid balance. Effective February 1998, rent amounts were paid at the rate of $18,000 per month until such time that the prepaid balance was extinguished.

In 1999, the Partnership made additional ground lease prepayments totaling $825,000. Effective October 1999, all minimum base rent amounts becoming payable were to be applied against the prepaid balance until such time that the prepaid balance is extinguished plus interest at the rate of 10% per annum. Interest income of $34,540 was recorded in 1999 as a result. The prepaid balance at December 31, 1999 was $1,344,540.

On February 1, 2000, the Partnership purchased the land holdings from CGS Real Estate Company, Inc. for $3,500,000 and the ground lease subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745.

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

      1. Schedule III - Real Estate and Accumulated Depreciation - December 31, 1999

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


Date:  March 19, 2000                /s/ THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 19, 2000                /s/ THOMAS N. THURBER
       ----------------------------  --------------------------------------
                                     Thomas N. Thurber
                                     President  and Director
                                     S-P Properties, Inc.

Date:  March 19, 2000                /s/ WILLIAM J. CARDEN
       ----------------------------  --------------------------------------
                                     William J. Carden
                                     Assistant Secretary/Treasurer and Director
                                     S-P Properties, Inc.

Date:  March 19, 2000                /s/ G. ANTHONY EPPOLITO
       ----------------------------  --------------------------------------
                                     Anthony Eppolito
                                     Chief Accountant
                                     S-P Properties, Inc.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
Sierra Pacific Institutional Properties V


We have audited the consolidated financial statements of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 25, 2000. Such consolidated financial statements and report are included in your 1999 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Sierra Pacific Institutional Properties V, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                            SCHEDULE III - FORM 10-K

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                 INITIAL COST                                    GROSS AMOUNT AT
                                               TO PARTNERSHIP (1)     IMPROVEMENTS       WHICH CARRIED AT CLOSE OF PERIOD
                                           --------------------------  CAPITALIZED  -----------------------------------------
                                  ENCUMB-                  IMPROVE-   AFTER ACQUIS-                  IMPROVE-        TOTAL
            DESCRIPTION           RANCES       LAND          MENTS      ITION (2)       LAND          MENTS       (3)(4)(5)(6)
            -----------         ---------- -----------    -----------  -----------  -----------    -----------    -----------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Sorrento II (3)
San Diego, California           $3,000,000 $ 2,420,186    $         0  $ 6,133,211   $2,569,815    $ 5,178,562     $ 7,748,377


                                  ACCUM.          DATE            DATE        DEPREC.
            DESCRIPTION         DEPREC. (5)    CONSTRUCTED      ACQUIRED       LIFE
            -----------         -----------    -----------    -----------    ---------
OFFICE BUILDING-
  INCOME -PRODUCING:            $ 2,195,937             (5)           8/87     3-30 yrs.

(1) The initial cost represents the original purchase price of the property.
(2)         The Partnership has capitalized property development costs.
(3) On February 1, 1989, the Sierra Sorrento II land was sold for $3,000,000 and leased back from the buyer. Sales and Leaseback costs of $149,629 were capitalized. Because the sale and leaseback transaction contains many characteristics of a joint venture, the Partnership accounts for this arragement under the method of accounting described in Note 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. On October 1, 1993, the property was transferred to a general partnership, Sorrento II Partners. The Partnership has an equity interest of 64.90% and Sierra Mira Mesa Partners, an affiliate, has a 35.10% interest at December 31, 1999.
(4) For Federal Income Tax purposes, the total cost of the Property (net of the ground lessor's equity) is $4,748,377.
(5) Construction on a two-story building ("Building B"), 29,500 usable square footage, was completed in November 1988. Construction on a two-story building ("Building A") 58,573 usable square footage, was completed in May 1989.
(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1999 is as follows:

                                               TOTAL REAL ESTATE    ACCUMULATED
                                                 CARRYING VALUE    DEPRECIATION
                                                   -----------      -----------

Balance - January 1, 1997 ....................     $ 7,990,589      $ 1,998,154
   Additions during the year .................          29,313          392,152
                                                   -----------      -----------

Balance - December 31, 1997 ..................       8,019,902        2,390,306
    Additions during the year ................         340,376          399,246
    Deductions:
      Write off fully depreciated assets .....         (28,663)         (28,663)
                                                   -----------      -----------

Balance - December 31, 1998 ..................       8,331,615        2,760,889
    Additions during the year ................         342,748          361,033
    Deductions:
      Write off fully depreciated assets .....        (925,986)        (925,986)
                                                   -----------      -----------

Balance - December 31, 1999 ..................     $ 7,748,377      $ 2,195,937
                                                   ===========      ===========

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        ---------------------------------

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 1999, 1998, 1997, 1996, and 1995

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1999 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

--------------------------------------------------------------------------------

                                              1999            1998            1997             1996            1995
                                           -----------     -----------     -----------     -----------     -----------
REVENUES ..............................    $ 1,227,622     $   814,801     $   979,052     $   990,901     $   923,375

OPERATING EXPENSES:
  Total ...............................      1,314,908       1,241,780       1,216,169       1,220,966       1,181,440
  Per dollar of revenues ..............           1.07            1.52            1.24            1.23            1.28
NET LOSS:
  Total ...............................        (56,649)       (283,728)       (178,051)       (168,132)       (206,168)
  General Partner .....................              0               0               0               0               0
  Limited Partners ....................        (56,649)       (283,728)       (178,051)       (168,132)       (206,168)
  Per Unit (1) ........................          (1.84)          (9.22)          (5.79)          (5.46)          (6.70)

CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES ................       (493,094)        177,057        (647,186)        158,517         (96,063)

CASH USED IN INVESTING
  ACTIVITIES ..........................       (342,748)       (340,376)        (29,313)        (51,877)       (305,219)

CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ................        967,420         143,043         691,400        (164,995)        465,400

TOTAL ASSETS ..........................      7,874,195       7,147,241       7,212,994       6,785,833       7,130,169

PARTNERS' EQUITY:
  Total ...............................      1,940,876       1,997,525       2,281,253       2,459,304       2,627,436
  General Partner .....................              0               0               0               0               0
  Limited Partners ....................      1,940,876       1,997,525       2,281,253       2,459,304       2,627,436

LIMITED PARTNERS' EQUITY - PER UNIT (1)          63.06           64.90           74.12           79.91           85.37
INCOME-PRODUCING PROPERTIES:
  Number ..............................              1               1               1               1               1
  Cost ................................      7,748,377       8,331,615       8,019,902       7,990,589       7,938,712
  Less: Accumulated depreciation ......     (2,195,937)     (2,760,889)     (2,390,306)     (1,998,154)     (1,606,003)
  Net book value ......................      5,552,440       5,570,726       5,629,596       5,992,435       6,332,709
MINORITY INTEREST IN
   CONSOLIDATED JOINT VENTURE .........      2,647,872       1,711,089       1,711,297       1,078,963       1,286,896
DISTRIBUTIONS PER UNIT (1): ...........              0               0               0               0               0


(1) The net loss, limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 30,777 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 1999 equal $2.69.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Institutional Properties V


We have audited the accompanying consolidated balance sheets of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Institutional Properties V as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


                                                                                    DECEMBER 31, 1999    DECEMBER 31, 1998
                                                                                    -----------------    -----------------
ASSETS

Cash and cash equivalents ......................................................    $         134,781    $           3,203
Receivables:
  Unbilled rent (Notes 1 and 4) ................................................              451,414              486,238
  Billed rent (Note 1) .........................................................               76,707                    0
Due from affiliates (Note 3) ...................................................                    0               18,995
Prepaid ground lease (Note 3) ..................................................            1,344,540              683,000
Income-producing property - net of
  accumulated depreciation of
  $2,195,937 in 1999 and $2,760,889
  in 1998 (Note 4) .............................................................            5,552,440            5,570,726
Other assets (Notes 1, 2 and 3) ................................................              314,313              385,079
                                                                                    -----------------    -----------------

Total Assets ...................................................................    $       7,874,195    $       7,147,241
                                                                                    =================    =================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2) .........................................    $          90,908    $         252,764
Ground lease payable (Note 1) ..................................................              194,539              185,863
                                                                                    -----------------    -----------------

Total Liabilities ..............................................................              285,447              438,627
                                                                                    -----------------    -----------------

Ground lessor's equity in income-
  producing property (Note 3) ..................................................            3,000,000            3,000,000
                                                                                    -----------------    -----------------

Minority interest in consolidated
   joint venture (Note 4) ......................................................            2,647,872            1,711,089
                                                                                    -----------------    -----------------

Partners' equity (Notes 1 and 5):
  General Partner ..............................................................                    0                    0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ................................................................            1,940,876            1,997,525
                                                                                    -----------------    -----------------

Total Partners' equity .........................................................            1,940,876            1,997,525
                                                                                    -----------------    -----------------

Total Liabilities and Partners' equity .........................................    $       7,874,195    $       7,147,241
                                                                                    =================    =================

                            SEE ACCOMPANYING NOTES.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                     1999            1998            1997
                                                  -----------     -----------     -----------
REVENUES:
  Rental income (Note 1) .....................    $ 1,193,082     $   814,801     $   979,052
  Interest income (Note 3) ...................         34,540               0               0
                                                  -----------     -----------     -----------

        Total revenues .......................      1,227,622         814,801         979,052
                                                  -----------     -----------     -----------

EXPENSES:
Operating expenses:
    Depreciation and amortization ............        442,093         458,276         447,453
    Ground lease (Note 3) ....................        409,607         373,805         381,826
    Property taxes and insurance .............        111,292         104,621          89,444
    Maintenance and repairs ..................         67,996          80,758          66,599
    Administrative fees (Note 3) .............         87,110          74,059          65,163
    Management fees (Note 3) .................         69,072          49,919          59,515
    Legal and accounting .....................         29,722          29,742          61,781
    General and administrative ...............         17,661          15,055          13,655
    Utilities ................................         23,211          26,250          22,029
    Renting expenses .........................              0               0           1,981
    Bad debt expense (Note 3) ................         18,995               0               0
    Other operating expenses .................         38,149          29,295           6,723
                                                  -----------     -----------     -----------

      Total operating expenses ...............      1,314,908       1,241,780       1,216,169
                                                  -----------     -----------     -----------


LOSS BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE LOSS .........        (87,286)       (426,979)       (237,117)
                                                  -----------     -----------     -----------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE LOSS ............         30,637         143,251          59,066
                                                  -----------     -----------     -----------

NET LOSS .....................................    $   (56,649)    $  (283,728)    $  (178,051)
                                                  ===========     ===========     ===========

Net loss per limited partnership unit (Note 1)    $     (1.84)    $     (9.22)    $     (5.79)
                                                  ===========     ===========     ===========

                             SEE ACCOMPANYING NOTES.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                            LIMITED PARTNERS                               TOTAL
                                        ---------------------------       GENERAL        PARTNERS'
                                         PER UNIT          TOTAL          PARTNER         EQUITY
                                        -----------     -----------     -----------     -----------
Partners' equity - January 1, 1997 .    $     79.91     $ 2,459,304     $         0     $ 2,459,304
Net loss ...........................          (5.79)       (178,051)                       (178,051)
                                        -----------     -----------     -----------     -----------

Partners' equity - December 31, 1997          74.12       2,281,253               0       2,281,253
Net loss ...........................          (9.22)       (283,728)                       (283,728)
                                        -----------     -----------     -----------     -----------

Partners' equity - December 31, 1998          64.90       1,997,525               0       1,997,525
Net loss ...........................          (1.84)        (56,649)                        (56,649)
                                        -----------     -----------     -----------     -----------

Partners' equity - December 31, 1999    $     63.06     $ 1,940,876     $         0     $ 1,940,876
                                        ===========     ===========     ===========     ===========

                             SEE ACCOMPANYING NOTES.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                              1999          1998          1997
                                                            ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................    $ (56,649)    $(283,728)   $ (178,051)
  Adjustments to reconcile net loss to cash
  (used in) provided by operating activities:
    Depreciation and amortization ......................      442,093       458,276       447,453
    Minority interest's share of unconsolidated
      joint venture loss ...............................      (30,637)     (143,251)      (59,066)
    Bad debt expense ...................................       18,995             0             0
    (Increase) decrease in rent receivable .............      (41,883)       (9,960)       13,687
    Increase in prepaids and other assets ..............     (671,833)      (62,463)     (844,087)
    (Decrease) increase in accrued and other liabilities     (153,180)      218,183       (27,122)
                                                            ---------     ---------     ---------

    Net cash (used in) provided by operating activities      (493,094)      177,057      (647,186)
                                                            ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions ......................     (342,748)     (340,376)      (29,313)
                                                            ---------     ---------     ---------

  Net cash used in investing activities ................     (342,748)     (340,376)      (29,313)
                                                            ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to minority investor ...................       (4,000)      (85,657)     (262,000)
  Contributions from minority investor .................      971,420       228,700       953,400
                                                            ---------     ---------     ---------

  Net cash provided by financing activities ............      967,420       143,043       691,400
                                                            ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ..............................      131,578       (20,276)       14,901

CASH AND CASH EQUIVALENTS - Beginning of year ..........        3,203        23,479         8,578
                                                            ---------     ---------     ---------

CASH AND CASH EQUIVALENTS - End of  year ...............    $ 134,781     $   3,203     $  23,479
                                                            =========     =========     =========

                             SEE ACCOMPANYING NOTES.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        --------------------------------

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

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and cash and SMMP contributed cash to the newly formed partnership. At December 31, 1999, the Partnership's remaining asset is a 64.90% interest in Sorrento II Partners.

On July 8, 1997, the Sorrento II land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc., an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS Real Estate Company, Inc. ("Ground Lessor") (See Note 3).

On February 1, 2000, the Partnership purchased the land holdings from CGS Real Estate Company, Inc. for $3,500,000 and the ground lease was subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1999 and 1998 consist of cash and cash equivalents, receivables, due from affiliates, and accounts payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value due to the short term nature of these items. The amounts due from affiliates are not fair valued due to the related party nature of this receivable.

INCOME-PRODUCING PROPERTY

Property and tenant improvements are carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements incurred at the initial leasing of the property are depreciated over the lessor of ten years or the lease term and tenant improvements incurred at the re-leasing of the property are depreciated over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

The Partnership regularly evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss. No such impairment has been recognized by the Partnership.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page three


GROUND LEASE PAYABLE

Ground lease payable represents the difference between rent recognized on the straight-line method in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and actual cash due and paid by that date.

CALCULATION OF EQUITY AND NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Equity and net income (loss) per limited partnership unit are determined by dividing the Limited Partners' equity and net income (loss) by 30,777, the number of limited partnership units outstanding for all periods.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which were effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the acquisition, development and operation of commercial real estate.

2.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 1998 and 1997, is as follows:

                                                             1999         1998
                                                           --------     --------
Other assets:
     Prepaid expenses ................................     $  5,626     $ 45,741
     Deferred  leasing costs,  net of accumulated
          amortization of  $306,675 in 1999
          and $225,616 in 1998 .......................      308,687      339,338
                                                           --------     --------

                                                           $314,313     $385,079
                                                           ========     ========

Accrued and other liabilities:
     Accounts payable ................................     $ 43,980     $ 83,801
     Unearned rental income ..........................       23,800      152,150
     Security deposits ...............................        7,249        7,249
     Other ...........................................       15,879        9,564
                                                           --------     --------

                                                           $ 90,908     $252,764
                                                           ========     ========

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page four


3.    GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

An affiliate of the General Partner may receive a management fee of 6% of the gross rental income (as defined in the partnership agreement) collected from the properties. Management fees paid to affiliates for the years ended December 31, 1999, 1998 and 1997 were $69,072, $49,919 and $59,515, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $89,275, $77,844 and $69,720 for such services for the years ended December 31, 1999, 1998, and 1997, respectively. In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate is paid initial leasing costs. For the years ended December 31, 1999 and 1998, a total of $16,293 and $74,504, respectively, was paid for initial leasing costs. No such costs were incurred in 1997. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 1999, 1998, and 1997, the affiliate received $0, $22,511, and $1,998, respectively, for tenant improvements supervisory costs.

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

In October 1997, the Partnership prepaid $900,000 of the ground lease to CGS Real Estate Company, Inc. in exchange of an amendment reducing the minimum rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease were applied against the prepaid balance. Effective February 1998, rent amounts were to be paid at the rate of $18,000 per month until such time that the prepaid balance was extinguished.

In 1999, the Partnership made additional ground lease prepayments totaling $825,000. Effective October 1999, all minimum base rent amounts becoming payable were to be applied against the prepaid balance until such time that the prepaid balance is extinguished plus interest at the rate of 10% per annum. Interest income of $34,540 was recorded in 1999 as a result. The prepaid balance at December 31, 1999 was $1,344,540.

On February 1, 2000, the Partnership purchased the land holdings from CGS Real Estate Company, Inc. for $3,500,000 and the ground lease subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745.

During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $18,995. The loan was deemed uncollectible and subsequently written off to bad debt expense in 1999.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page five


4.    INCOME-PRODUCING PROPERTY

At December 31, 1999 and 1998 the total cost and accumulated depreciation of the property are as follows:

                                                  1999                  1998
                                               -----------          -----------


Land .................................         $ 2,569,815          $ 2,569,815
Building and improvements ............           5,178,562            5,761,800
                                               -----------          -----------
         Total .......................           7,748,377            8,331,615

Accumulated depreciation .............          (2,195,937)          (2,760,889)
                                               -----------          -----------

         Net .........................         $ 5,552,440          $ 5,570,726
                                               ===========          ===========

During 1999 and 1998, the Partnership removed $925,986 and $28,663, respectively, from its buildings and improvements and related depreciation accounts for fully depreciated property.

Sierra Sorrento II experienced a land ownership transfer in February 2000 (See
Note 3).

On October 1, 1993, the Partnership formed a joint venture with SMMP, an affiliate. The joint venture, known as Sorrento II Partners ("SIIP"), was formed as a California general partnership to develop and operate the Sierra Sorrento II property. The Partnership had an 83.2% equity interest with its contribution of Sierra Sorrento II and $115,000 in cash. Such interest was computed based upon the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP was allocated a 16.8% initial equity interest in SIIP in exchange for its $710,000 cash contribution ($1,324,400, net, through December 31, 1996). SMMP made additional cash contributions amounting to $953,400, $228,700, and $971,420, and received distributions amounting to $262,000, $85,657 and $4,000 during 1997, 1998 and 1999, respectively. The percentage interests of the Partnership and SMMP are to be adjusted every January 1st during the term of SIIP, beginning January 1, 1995. Accordingly, as of January 1, 1997, 1998 and 1999, the Partnership's interest in SIIP was changed to 75.09%, 66.45% and 64.90%, respectively, and SMMP's interest was changed to 24.91%, 33.55% and 35.10%, respectively. On January 1, 2000, the Partnership's interest will be decreased to 56.08% and SMMP's interest will be increased to 43.92% to reflect the 1999 contributions and distributions. Under the terms of the SIIP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SIIP or sale of its property to the extent of its capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its property contribution, and the remainder to the Partnership and SMMP in proportion to their respective equity interests.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page six


Future minimum base rental income, under the existing operating leases for the Sierra Sorrento II property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                               STRAIGHT-LINE         CASH
 YEAR ENDING DECEMBER 31,          BASIS             BASIS
 ------------------------      ------------      ------------
          2000                 $    972,183      $  1,052,120
          2001                      972,183         1,086,440
          2002                      972,183         1,118,346
          2003                      530,098           576,160
          2004                      441,680           479,230
         Thereafter                 257,645           285,090
                               ------------      ------------

           Total               $  4,145,972      $  4,597,386
                               ============      ============

In 1999, 56% of rental income was generated from an electronics manufacturer and 44% was from a media and marketing company. In 1998, the electronics manufacturer generated 82% of rental income and the remaining 18% was from the media and marketing company. In 1997, 65% of all rental income was from the electronics manufacturer and 35% was from a tenant in the healthcare sector.

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

                  EXECUTIVE OFFICERS OF THE GENERAL PARTNER



The Executive Officers of S-P Properties, Inc., the General Partner are as follows:


NAME                            POSITION
----                            --------

Thomas N. Thurber               President and Director

Gregory J. Nooney, Jr.          Vice President

Patricia A. Nooney              Vice President

William J. Carden               Assistant Secretary/Treasurer and Director

The 10-K Report sent to the Securities and Exchange Commission contains additional information on the Partnership's operations and is available to Limited Partners upon request.