Form 10-Q
period 2000-03-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 2000-05-15
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                        March 31, 2000
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Consolidated Balance Sheets - March 31, 2000 and December 31, 1999 .......   4

Consolidated Statements of Operations - For the Three Months
Ended March 31, 2000 and 1999 ............................................   5

Consolidated Statement of Changes in Partners' Equity - For the
Year Ended December 31, 1999 and for the Three Months Ended
March 31, 2000 ...........................................................   6

Consolidated Statements of Cash Flows - For the Three Months
Ended March 31, 2000 and 1999 ............................................   7

Notes to Consolidated Financial Statements ...............................   8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Institutional Properties V's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 56.08% interest in the Sorrento II Partnership, which operates the Sorrento II property in San Diego, California.

(b)         RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 2000 increased by approximately $126,000, or 48%, when compared to the corresponding period in the prior year. This increase was primarily due to higher common area maintenance fees billed during the quarter. The Property was 100% occupied at March 31, 2000 and March 31, 1999.

Total operating expenses for the three months ended March 31, 2000 increased by approximately $1,000, or 1%, in comparison to the same period in 1999. The Partnership incurred higher auditing, data processing and administrative costs during the quarter. This increase was partially offset by a decrease in maintenance and repairs costs and other operating expenses.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in a liquid position at March 31, 2000 with cash and billed rents of approximately $136,000 and current liabilities of approximately $65,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partner (SMMP). SMMP has adequate resources to make any necessary advances during the foreseeable future.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                                 MARCH 31, 2000   DECEMBER 31, 1999
                                                                                                 ---------------   ---------------
                                                                                                   (UNAUDITED)
ASSETS

Cash and cash equivalents ....................................................................   $        30,301   $       134,781
Receivables:
  Unbilled rent ..............................................................................           437,419           451,414
  Billed rent ................................................................................           106,131            76,707
Prepaid ground lease .........................................................................                 0         1,344,540
Income-producing property - net of
  accumulated depreciation of $2,289,793
  and $2,195,937, respectively ...............................................................         5,766,091         5,552,440
Other assets - net of accumulated amortization
  of $328,005 and $306,675, respectively .....................................................           288,764           314,313
                                                                                                 ---------------   ---------------

Total Assets .................................................................................   $     6,628,706   $     7,874,195
                                                                                                 ===============   ===============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ................................................................   $        65,298   $        90,908
Ground lease payable .........................................................................                 0           194,539
                                                                                                 ---------------   ---------------

Total Liabilities ............................................................................            65,298           285,447
                                                                                                 ---------------   ---------------

Ground lessor's equity in income-
  producing property .........................................................................                 0         3,000,000
                                                                                                 ---------------   ---------------

Minority interest in consolidated
   joint venture .............................................................................         4,550,940         2,647,872
                                                                                                 ---------------   ---------------

Partners' equity (deficit):
  General Partner ............................................................................           (53,638)                0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ..............................................................................         2,066,106         1,940,876
                                                                                                 ---------------   ---------------

Total Partners' equity .......................................................................         2,012,468         1,940,876
                                                                                                 ---------------   ---------------

Total Liabilities and Partners' equity .......................................................   $     6,628,706   $     7,874,195
                                                                                                 ===============   ===============

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                     2000               1999
                                                                                                ---------------    ---------------
                                                                                                  (UNAUDITED)        (UNAUDITED)
REVENUES:

  Rental income .............................................................................   $       385,844    $       260,066
  Interest income ...........................................................................            11,205                  0
                                                                                                ---------------    ---------------

                    Total revenues ..........................................................           397,049            260,066
                                                                                                ---------------    ---------------

EXPENSES:

    Operating expenses ......................................................................           124,762            123,578
    Ground lease ............................................................................            29,441             93,451
    Depreciation and amortization ...........................................................           115,186            106,428
                                                                                                ---------------    ---------------

                    Total costs and expenses ................................................           269,389            323,457
                                                                                                ---------------    ---------------

INCOME (LOSS) BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS .............................................................................           127,660            (63,391)
                                                                                                ---------------    ---------------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS .............................................................................           (56,068)            22,250
                                                                                                ---------------    ---------------

NET INCOME (LOSS) ...........................................................................   $        71,592    $       (41,141)
                                                                                                ===============    ===============

Net income (loss) per limited partnership unit ..............................................   $          2.30    $         (1.34)
                                                                                                ===============    ===============

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

--------------------------------------------------------------------------------

                                                                 LIMITED PARTNERS                                     TOTAL
                                                             -------------------------            GENERAL           PARTNERS'
                                                           PER UNIT             TOTAL             PARTNER            EQUITY
                                                        ---------------    ---------------    ---------------    ---------------
Proceeds from sale of
  partnership units ................................... $        250.00    $     7,694,250                       $     7,694,250
Underwriting commissions
  and other organization expenses .....................          (37.21)        (1,145,333)                           (1,145,333)
Cumulative net income (loss)
  (to December 31, 1999) ..............................         (147.04)        (4,525,280)   $         9,193         (4,516,087)
Cumulative distributions
  (to December 31, 1999) ..............................           (2.69)           (82,761)            (9,193)           (91,954)
                                                        ---------------    ---------------    ---------------    ---------------

Partners' equity - January 1, 2000 (audited) ..........           63.06          1,940,876                  0          1,940,876
Cumulative adjustment of net loss allocation ..........            1.77             54,354            (54,354)                 0
Net income (unaudited) ................................            2.30             70,876                716             71,592
                                                        ---------------    ---------------    ---------------    ---------------

Partners' equity (deficit) - March 31, 2000 (unaudited) $         67.13    $     2,066,106    $       (53,638)   $     2,012,468
                                                        ===============    ===============    ===============    ===============

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
                                                                                                   (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................................................   $        71,592    $       (41,141)
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Depreciation and amortization ............................................................           115,186            106,428
    Minority interest's share of consolidated
      joint venture income (loss) ............................................................            56,068            (22,250)
    Increase in rent receivable ..............................................................           (15,429)           (51,038)
    Decrease in prepaids and other assets ....................................................            23,014             50,417
    Decrease in accrued and other liabilities ................................................           (26,169)           (29,309)
                                                                                                 ---------------    ---------------

    Net cash provided by operating activities ................................................           224,262             13,107
                                                                                                 ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ..........................................................        (2,175,742)           (23,731)
                                                                                                 ---------------    ---------------

    Net cash used in investing activities ....................................................        (2,175,742)           (23,731)
                                                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from minority investor .....................................................         1,902,000                  0
    Distributions to minority investor .......................................................           (55,000)                 0
    Loan from affiliate ......................................................................                 0             56,000
                                                                                                 ---------------    ---------------

    Net cash provided by financing activities ................................................         1,847,000             56,000
                                                                                                 ---------------    ---------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS .....................................................................          (104,480)            45,376

CASH AND CASH EQUIVALENTS -
    Beginning of period ......................................................................           134,781              3,203
                                                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS -
    End of period ............................................................................   $        30,301    $        48,579
                                                                                                 ===============    ===============

                             See Accompanying Notes

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)
                              ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.    ORGANIZATION

In October 1993, Sierra Pacific Institutional Properties V (the Partnership) created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners (SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership Agreement of Sorrento II Partners (the Agreement) was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partners' percentage interest at January 1 of each year. Accordingly, on January 1, 2000, the Partnership's interest in Sorrento II Partners was decreased from 64.90% to 56.08% to reflect 1999 contributions and distributions.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned joint venture at March 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

3.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the three months ended March 31, 2000 and 1999 are affiliate transactions as follows:

                                                MARCH 31
                                         -----------------------
                                            2000         1999
                                         ----------    ---------
           Management fees               $   18,957    $  15,800
           Administrative fees               21,263       17,873

Sierra Pacific Institutional Properties V
Notes to Financial Statements (Unaudited)
Page Two

4.    PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 30,777.

Partners' equity accounts have been adjusted to reflect an allocation of cumulative net loss to the partners in accordance with the agreement of limited partnership. This agreement provides that 99% of operating income, gains, losses, deductions and credits of the Partnership shall be allocated among the limited partners and 1% be allocated to the general partner.

Prior year balances have not been adjusted because management does not believe that the effects of these adjustments are significant to the prior year partners' equity balances.

                           PART II - OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   EXHIBIT
   NUMBER        DESCRIPTION OF EXHIBIT
   -----------   ------------------------------
           27    Financial Data Schedule

(b)   Reports on Form 8-K

      A Form 8-K was filed in April 2000 reporting a change in the Partnership's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                           SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  MAY 10, 2000        /S/ THOMAS N. THURBER
       ------------        -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  MAY 10, 2000        /S/ G. ANTHONY EPPOLITO
       ------------        -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accounting Officer