Form 10-Q
period 2000-06-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 2000-08-15
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                         June 30, 2000
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

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Consolidated Balance Sheets - June 30, 2000 and December 31, 1999            4

Consolidated Statements of Operations - For the Six Months Ended
June 30, 2000 and for the Three Months Ended June 30, 1999                   5

Consolidated Statement of Changes in Partners' Equity - For the Year
Ended December 31, 1999 and for the Six Months Ended June 30, 2000           6

Consolidated Statements of Cash Flows - For the Six Months
Ended June 30, 2000 and 1999                                                 7

Notes to Consolidated Financial Statements                                   8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)         OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Institutional Properties V's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 56.08% interest in the Sorrento II Partnership, which operates the Sorrento II property (the Property) in San Diego, California.

 (b)        RESULTS OF OPERATIONS

Rental income for the six months and three months ended June 30, 2000 increased by approximately $144,000, or 26%, and by approximately $19,000, or 6%, respectively, in comparison to the corresponding periods in 1999. These increases were principally the result of higher common area maintenance fees billed between the periods. Supplemental billings were made in 2000 to recover higher than anticipated prior year common area maintenance fees. The Property was 100% occupied at June 30, 2000 and June 30, 1999.

Total operating expenses for the six months and three months ended June 30, 2000 decreased by approximately $7,000, or 3%, and by approximately $9,000 or 7%, respectively, when compared to the same periods in the prior year. These decreases were primarily due to lower administrative costs and other operating expenses incurred between the periods.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in a liquid position at June 30, 2000 with cash and billed receivables of approximately $113,000 and accrued and other liabilities of approximately $23,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partner (SMMP). SMMP has adequate resources to make any necessary advances during the foreseeable future.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                  JUNE 30, 2000    DECEMBER 31,
                                                   (UNAUDITED)        1999
                                                   ------------    ------------
ASSETS

Cash and cash equivalents .......................  $     33,703    $    134,781
Receivables:
  Unbilled rent .................................       417,070         451,414
  Billed rent ...................................        79,264          76,707
Prepaid ground lease ............................             0       1,344,540
Income-producing property - net of
  accumulated depreciation of $2,383,649
  and $2,195,937, respectively ..................     5,672,235       5,552,440
Other assets - net of accumulated amortization
  of $349,335 and $306,675, respectively ........       280,430         314,313
                                                   ------------    ------------

Total Assets ....................................  $  6,482,702    $  7,874,195
                                                   ============    ============

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities ...................  $     22,573    $     90,908
Ground lease payable ............................             0         194,539
                                                   ------------    ------------

Total Liabilities ...............................        22,573         285,447
                                                   ------------    ------------

Ground lessor's equity in income-
  producing property ............................             0       3,000,000
                                                   ------------    ------------

Minority interest in consolidated
   joint venture ................................     4,399,084       2,647,872
                                                   ------------    ------------

Partners' equity (deficit):
  General Partner ...............................       (53,152)              0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding .................................     2,114,197       1,940,876
                                                   ------------    ------------

Total Partners' equity ..........................     2,061,045       1,940,876
                                                   ------------    ------------

Total Liabilities and Partners' equity ..........  $  6,482,702    $  7,874,195
                                                   ============    ============

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                       ----------------------------    ----------------------------
                                                                           2000           1999            2000            1999
                                                                        (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                                       ------------    ------------    ------------    ------------
REVENUES:
  Rental income ....................................................   $    699,130    $    554,777    $    313,286    $    294,711
  Interest income ..................................................         11,205               0               0               0
                                                                       ------------    ------------    ------------    ------------

                    Total revenues .................................        710,335         554,777         313,286         294,711
                                                                       ------------    ------------    ------------    ------------

EXPENSES:

  Operating expenses ...............................................        236,241         243,567         111,479         119,989
  Ground lease .....................................................         29,441         186,902               0          93,451
  Depreciation and amortization ....................................        230,372         216,608         115,186         110,180
                                                                       ------------    ------------    ------------    ------------

                    Total costs and expenses .......................        496,054         647,077         226,665         323,620
                                                                       ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS ....................................................        214,281         (92,300)         86,621         (28,909)
                                                                       ------------    ------------    ------------    ------------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS ....................................................        (94,112)         32,397         (38,044)         10,147
                                                                       ------------    ------------    ------------    ------------

NET INCOME (LOSS) ..................................................   $    120,169    $    (59,903)   $     48,577    $    (18,762)
                                                                       ============    ============    ============    ============

Net income (loss) per limited partnership unit .....................   $       3.87    $      (1.95)   $       1.57    $      (0.61)
                                                                       ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

--------------------------------------------------------------------------------

                                                                             LIMITED PARTNERS                              TOTAL
                                                                       ----------------------------      GENERAL         PARTNERS'
                                                                         PER UNIT         TOTAL          PARTNER          EQUITY
                                                                       ------------    ------------    ------------    ------------
Proceeds from sale of
  partnership units ................................................   $     250.00    $  7,694,250                    $  7,694,250
Underwriting commissions
  and other organization expenses ..................................         (37.21)     (1,145,333)                     (1,145,333)
Cumulative net income (loss)
  (to December 31, 1998) ...........................................        (145.20)     (4,468,631)   $      9,193      (4,459,438)
Cumulative distributions
  (to December 31, 1998) ...........................................          (2.69)        (82,761)         (9,193)        (91,954)
                                                                       ------------    ------------    ------------    ------------

Partners' equity - January 1, 1999 .................................          64.90       1,997,525               0       1,997,525
Net loss ...........................................................          (1.84)        (56,649)                        (56,649)
                                                                       ------------    ------------    ------------    ------------

Partners' equity - January 1, 2000 (audited) .......................          63.06       1,940,876               0       1,940,876
Transfer among general partner and limited partners ................           1.77          54,354         (54,354)              0
Net income .........................................................           3.87         118,967           1,202         120,169
                                                                       ------------    ------------    ------------    ------------

Partners' equity (deficit) - June 30, 2000 (unaudited) .............   $      68.70    $  2,114,197    $    (53,152)   $  2,061,045
                                                                       ============    ============    ============    ============

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                        2000           1999
                                                     (UNAUDITED)    (UNAUDITED)
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................ $   120,169    $   (59,903)
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Depreciation and amortization ..................     230,372        216,608
    Minority interest's share of consolidated
      joint venture income (loss) ..................      94,112        (32,397)
    Decrease in rent receivable ....................      31,787         13,592
    Decrease in prepaids and other assets ..........      10,018         69,562
    Decrease in accrued and other liabilities ......     (68,894)      (154,783)
                                                     -----------    -----------

    Net cash provided by operating activities ......     417,564         52,679
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ................  (2,175,742)      (284,053)
                                                     -----------    -----------

    Net cash used in investing activities ..........  (2,175,742)      (284,053)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from minority investor ...........   1,907,000              0
    Distributions to minority investor .............    (249,900)             0
    Loan from affiliate ............................           0        267,420
                                                     -----------    -----------

    Net cash provided by financing activities ......   1,657,100        267,420
                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS ...........................    (101,078)        36,046

CASH AND CASH EQUIVALENTS -
    Beginning of period ............................     134,781          3,203
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS -
    End of period .................................. $    33,703    $    39,249
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for real estate taxes $    44,488    $    40,384
                                                     ===========    ===========

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

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority-owned joint venture at June 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

3.    RELATED PARTY TRANSACTIONS

Included in the financial statements for the six months ended June 30, 2000 and 1999 are affiliate transactions as follows:

                                                June 30
                                         -----------------------
                                            2000       1999
                                         -----------------------
           Management fees                 $ 40,565     $34,102
           Administrative fees               40,795      49,897

Sierra Pacific Institutional Properties V
Notes to Financial Statements (Unaudited)
Page Two

4.    PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partners' share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 30,777.

During the quarter ended March 31, 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership is allocated among the limited partners and 1% is allocated to the general partner. Management does not believe that the effect of this transfer is significant.

5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is in the process of developing a plan pursuant to which the property owned by the Partnership would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquirer, which would be listed on a national securities exchange or the NASDAQ national market system.

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

                           SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  AUGUST 14, 2000     /s/ THOMAS N. THURBER
                           -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  AUGUST 14, 2000     /s/ G. ANTHONY EPPOLITO
                           -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant