Form 10-Q
period 2000-09-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 2000-11-14
CIK 780052

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                      September 30, 2000
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

                                                                   PAGE
                                                                  NUMBER
                                                                 ----------
Consolidated Balance Sheets - September 30, 2000 and December        4
31, 1999


Consolidated Statements of Operations - For the Nine Months
Ended September 30, 2000 and for the Three Months Ended
September 30, 2000                                                   5

Consolidated Statement of Changes in Partners' Equity - For the
Year Ended December 31, 1999 and for the Nine Months Ended
September 30, 2000                                                   6

Consolidated Statements of Cash Flows - For the Nine Months
Ended September 30, 2000 and 1999                                    7

Notes to Consolidated Financial Statements                           8


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

(b)        RESULTS OF OPERATIONS

Rental income for the nine months and three months ended September 30, 2000 rose by approximately $181,000, or 22%, and by approximately $37,000, or 13%, respectively, when compared to the corresponding periods in 1999. These increases were principally the result of higher common area maintenance fees billed between the periods. Supplemental billings were made in 2000 to recover higher than anticipated prior year common area maintenance fees. The Property was 100% occupied at September 30, 2000 and 1999.

Total operating expenses for the nine months ended September 30, 2000 increased by approximately $13,000, or 4%, in comparison to the same period in the prior year, primarily due to an increase in management fees and accounting and auditing costs. Further, property taxes rose during the period. This increase was partially offset by a decrease in other operating expenses. Total operating expenses for the three months ended September 30, 2000 rose by approximately $20,000, or 21%, principally as a result of an increase in management fees, administrative costs and property taxes accrued during the quarter.

Ground lease expense for the nine months ended September 30, 2000 was approximately $29,000 compared to approximately $294,000 for the nine months ended September 30, 1999. As stated below, the Partnership's ground lease terminated upon the purchase of the Sorrento II land holdings in February 2000.

(c)         LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position as of September 30, 2000 with cash and billed receivables of approximately $12,000 and accrued and other liabilities of approximately $40,000. A source of cash is available through advances from the minority owner of the property, Sierra Mira Mesa Partner
(SMMP). SMMP has adequate resources to make any necessary advances during the foreseeable future.

In February 2000, the Partnership purchased the Sorrento II land holdings from CGS Real Estate Company, Inc., an affiliate of the general partner, for $3,500,000 and the ground lease subsequently terminated. The Partnerhip paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745. SMMP contributed the majority of the cash for the land purchase. During the nine months ended September 30, 2000, SMMP made contributions totaling $1,917,000 to the Partnership and received distributions totaling $597,900 from the Partnership.

The Partnership's primary capital requirements will be for construction of new tenant space. It is anticipated that these requirements and any operating capital requirements will be funded from the operations of the property and SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                        SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                                           (UNAUDITED)
                                                                                       --------------------     --------------------
ASSETS

Cash and cash equivalents .........................................................    $             11,537     $            134,781
Receivables:
  Unbilled rent ...................................................................                 394,716                  451,414
  Billed rent .....................................................................                      89                   76,707
Prepaid ground lease ..............................................................                       0                1,344,540
Income-producing property - net of
  accumulated depreciation of $2,477,505
  and $2,195,937, respectively ....................................................               5,578,380                5,552,440
Other assets - net of accumulated amortization
  of $370,665 and $306,675, respectively ..........................................                 261,238                  314,313
                                                                                       --------------------     --------------------

Total Assets ......................................................................    $          6,245,960     $          7,874,195
                                                                                       ====================     ====================

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities .....................................................    $             39,543     $             90,908
Ground lease payable ..............................................................                       0                  194,539
                                                                                       --------------------     --------------------

Total Liabilities .................................................................                  39,543                  285,447
                                                                                       --------------------     --------------------

Ground lessor's equity in income-
  producing property ..............................................................                       0                3,000,000
                                                                                       --------------------     --------------------

Minority interest in consolidated
   joint venture ..................................................................               4,098,103                2,647,872
                                                                                       --------------------     --------------------

Partners' equity (deficit):
  General Partner .................................................................                 (52,680)                       0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding ...................................................................               2,160,994                1,940,876
                                                                                       --------------------     --------------------

Total Partners' equity ............................................................               2,108,314                1,940,876
                                                                                       --------------------     --------------------

Total Liabilities and Partners' equity ............................................    $          6,245,960     $          7,874,195
                                                                                       ====================     ====================

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                           ----------------------------------    ----------------------------------
                                                                2000               1999               2000               1999
                                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                           ---------------    ---------------    ---------------    ---------------
REVENUES:
  Rental income ........................................   $     1,013,425    $       831,944    $       314,295    $       277,167
  Interest income ......................................            11,205                  0                  0                  0
                                                           ---------------    ---------------    ---------------    ---------------

                    Total revenues .....................         1,024,630            831,944            314,295            277,167
                                                           ---------------    ---------------    ---------------    ---------------

EXPENSES:
  Operating expenses ...................................           351,062            338,169            114,821             94,602
  Ground lease .........................................            29,441            293,606                  0            106,704
  Depreciation and amortization ........................           345,558            327,961            115,186            111,353
                                                           ---------------    ---------------    ---------------    ---------------

                    Total costs and expenses ...........           726,061            959,736            230,007            312,659
                                                           ---------------    ---------------    ---------------    ---------------

INCOME (LOSS) BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS ........................................           298,569           (127,792)            84,288            (35,492)
                                                           ---------------    ---------------    ---------------    ---------------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS ........................................          (131,131)            44,855            (37,019)            12,458
                                                           ---------------    ---------------    ---------------    ---------------

NET INCOME (LOSS) ......................................   $       167,438    $       (82,937)   $        47,269    $       (23,034)
                                                           ===============    ===============    ===============    ===============

Net income (loss) per limited partnership unit .........   $          5.39    $         (2.69)   $          1.52    $         (0.75)
                                                           ===============    ===============    ===============    ===============

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

                                                                                LIMITED PARTNERS                          TOTAL
                                                                           --------------------------      GENERAL       PARTNERS'
                                                                            PER UNIT         TOTAL         PARTNER        EQUITY
                                                                           -----------    -----------    -----------    -----------
Proceeds from sale of
  partnership units ....................................................   $    250.00    $ 7,694,250                   $ 7,694,250
Underwriting commissions
  and other organization expenses ......................................        (37.21)    (1,145,333)                   (1,145,333)
Cumulative net income (loss)
  (to December 31, 1998) ...............................................       (145.20)    (4,468,631)   $     9,193     (4,459,438)
Cumulative distributions
  (to December 31, 1998) ...............................................         (2.69)       (82,761)        (9,193)       (91,954)
                                                                           -----------    -----------    -----------    -----------

Partners' equity - January 1, 1999 .....................................         64.90      1,997,525              0      1,997,525
Net loss ...............................................................         (1.84)       (56,649)                      (56,649)
                                                                           -----------    -----------    -----------    -----------

Partners' equity - January 1, 2000 (audited) ...........................         63.06      1,940,876              0      1,940,876
Transfer among general partner and limited partners ....................          1.77         54,354        (54,354)             0
Net income .............................................................          5.39        165,764          1,674        167,438
                                                                           -----------    -----------    -----------    -----------

Partners' equity (deficit) - September 30, 2000 (unaudited) ............   $     70.22    $ 2,160,994    $   (52,680)   $ 2,108,314
                                                                           ===========    ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                    2000                 1999
                                                                                                 (Unaudited)          (Unaudited)
                                                                                               ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................................................     $       167,438      $       (82,937)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
    Depreciation and amortization ........................................................             345,558              327,961
    Minority interest's share of consolidated
      joint venture income (loss) ........................................................             131,131              (44,855)
    Decrease in rent receivable ..........................................................             133,316               23,777
    Decrease (increase) in prepaids and other assets .....................................               7,879             (190,219)
    Decrease in accrued and other liabilities ............................................             (51,924)            (154,470)
                                                                                               ---------------      ---------------

    Net cash provided by (used in) operating activities ..................................             733,398             (120,743)
                                                                                               ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions ......................................................          (2,175,742)            (324,219)
                                                                                               ---------------      ---------------

    Net cash used in investing activities ................................................          (2,175,742)            (324,219)
                                                                                               ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from minority investor .................................................           1,917,000                    0
    Distributions to minority investor ...................................................            (597,900)                   0
    Loan from affiliate ..................................................................                   0              567,420
                                                                                               ---------------      ---------------

    Net cash provided by financing activities ............................................           1,319,100              567,420
                                                                                               ---------------      ---------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS .................................................................            (123,244)             122,458

CASH AND CASH EQUIVALENTS -
    Beginning of period ..................................................................             134,781                3,203
                                                                                               ---------------      ---------------

CASH AND CASH EQUIVALENTS -
    End of period ........................................................................     $        11,537      $       125,661
                                                                                               ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for real estate taxes .....................................     $        44,488      $        40,384
                                                                                               ===============      ===============


                             SEE ACCOMPANYING NOTES

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
    ------------------------------------------------------------------------

1.    ORGANIZATION

In October 1993, Sierra Pacific Institutional Properties V (the Partnership) created a general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners (SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership Agreement of Sorrento II Partners (the Agreement) was amended effective January 1, 1995 to consider both contributions and distributions when calculating each partner's percentage interest at January 1 of each year. Accordingly, on January 1, 2000, the Partnership's interest in Sorrento II Partners was decreased from 64.90% to 56.08% to reflect 1999 contributions and distributions.

2.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and Sorrento II Partners, a majority-owned joint venture at September 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of its financial position at September 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 1999.

3.    RELATED-PARTY TRANSACTIONS

In February 2000, the Partnership purchased the Sorrento II land holdings from CGS Real Estate Company, Inc., an affiliate of the general partner, for $3,500,000 and its ground lease subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745.

Sierra Pacific Institutional Properties V
Notes to Financial Statements (Unaudited)
Page Two

Included in the financial statements for the nine months ended September 30, 2000 and 1999 are other affiliate transactions as follows:

                                              September 30
                                         -----------------------
                                            2000         1999
                                         ----------   ----------
           Management fees                 $ 65,295     $51,343
           Administrative fees               60,696      66,172
           Ground lease payments             15,879     475,253

4.    PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partner's share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 30,777.

During the quarter ended March 31, 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership was allocated among the limited partners and 1% was allocated to the general partner. Management does not believe that the effect of this transfer is significant.

5.    PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the general partner, is continuing the development of a plan which will combine the property owned by the Partnership with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquirer would qualify as a real estate investment trust. Limited partners would receive shares of common stock from the acquirer, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the Partnership and portions of the other partnerships. CGS's management filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission.

6.    RECENT ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership will adopt the accounting provisions of SAB 101 in the fourth quarter of 2000. Management believes that the implementation of SAB 101 will not have a significant effect on the Partnership's financial condition or results of operations.

                           PART II - OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

   EXHIBIT
   NUMBER        DESCRIPTION OF EXHIBIT
-----------   ------------------------------------------------------------
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


                           SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership
                           S-P PROPERTIES, INC.
                           General Partner

Date:  NOVEMBER 14, 2000   /s/ THOMAS N. THURBER
                           -----------------------------------------------
                           Thomas N. Thurber
                           President and Director

Date:  NOVEMBER 14, 2000   /s/ G. ANTHONY EPPOLITO
                           -----------------------------------------------
                           G. Anthony Eppolito
                           Chief Accountant