Form 10-K
period 2000-12-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 2001-04-03
CIK 780052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number: 0-15702

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

     State of California                              33-0122424
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

 5850 San Felipe, Suite 450
       Houston, Texas                                   72057
-------------------------------          ---------------------------------------
(Address of principal executive                       (Zip Code)
           offices)

Registrant's telephone number,
including area code:                                (713) 706-6271
                                         ---------------------------------------

--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

          Securities registered pursuant to Section 12 (b) of the Act:

      Title of each class        Name of each exchange on which registered
      -------------------        -----------------------------------------
             None                                   None

          Securities registered pursuant to Section 12 (g) of the Act:

                        140,000 Limited Partnership Units
                        ---------------------------------
                                 Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Limited Partners for the Year Ended December 31, 2000 is incorporated by reference into Parts II and III

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

The Partnership sold the Sierra Sorrento II land holdings to Lincoln National Life Insurance Company for $3,000,000 on February 1, 1989. Upon ownership transfer, the Partnership entered into a 40 year ground lease with the insurance company. The Sierra Sorrento II land lease required initial minimum payments of $25,000 per month commencing February 1989 and scheduled rent increases over the lease term. Subject to the provisions of the ground lease, the Partnership had the right to sell the property (land and buildings) to a third party. Upon ownership transfer the ground lease would terminate. Upon sale, the ground lessor would be entitled to remuneration of the $3,000,000 investment prior to distribution of proceeds to the Partnership. The ground lessor would also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement. On July 8, 1997, the land was purchased by CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS.

On February 1, 2000, the Partnership purchased the land holdings from CGS for $3,500,000 and the ground lease subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745 (See Item 13).

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners or "SIIP") with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The Partnership contributed the Sierra Sorrento II property and $115,000 in cash and SMMP contributed cash ($3,126,263, net, through December 31, 1999) in exchange for a 43.92% interest in Sorrento II Partners. Such interest was computed based upon the Partnership's contributions relative to the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP made additional cash contributions amounting to $1,926,800 and received distributions amounting to $812,900 during 2000. The net contributions received from SMMP were primarily used to fund the land purchase. The percentage interests of the Partnership and SMMP are to be adjusted based upon cumulative contributions and distributions each year on January 1 during the term of SIIP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December 31. Accordingly, as of January 1, 2001, the Partnership's interest in SIIP will be decreased to 48.49%, and SMMP's interest will be increased to 51.51%.

(b.) NARRATIVE DESCRIPTION OF BUSINESS. The Partnership owns and operates Sierra Sorrento II, an office project in San Diego, California. Success of the office building is dependent upon the timely payment of rent by two tenants which occupied 100% of the building at December 31, 2000.

The Sierra Sorrento II property consists of two adjacent office buildings. There is significant competition in the rental market in the Partnership's trade area. A 1994 appraisal identified just over seven million square feet of competing research and development office space in the property's market area.

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

Operations of the Partnership through 2000 have been consistent with the intent of the original prospectus in that the Partnership has invested in real estate projects that had the potential for capital gains, preservation of capital, and providing distributable cash flow partially sheltered from Federal Income Tax. However, the Partnership and its real estate have been adversely affected by the Tax Reform Act of 1986, aggressive lending by banks that resulted in commercial real estate overbuilding, and subsequent severe recessions. The original intention to sell its real estate investments after a five year holding period was delayed indefinitely. As of December 31, 2000, the Partnership had paid cash distributions of $2.69 for each $250 unit investment and remaining partners' equity was computed at $73.19 per unit. Thus, if the Partnership were to be liquidated at the end of 2000 at book value, each $250 investment would have returned a total of $75.88.

CGS is continuing the process of developing a plan pursuant to which the property owned by the Partnership would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange. The transaction is subject to approval of the limited partners of the Partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

ITEM 2. PROPERTY

During 2000, the Partnership owned a 56.08% interest in Sierra Sorrento II, an office property located in San Diego, California. (See Item 1. Business for discussion of percentage ownership changes.) The property includes two separate buildings comprising 88,073 rentable square feet and was 100% occupied at December 31, 2000. There were no material liens or encumbrances against the property at December 31, 2000. The average effective annual rent per square foot at December 31, 2000 was $11.04. The property has only two tenants whose principal businesses are electronics manufacturing and media and marketing. Details of these significant tenants and their leases follow.

Summary of Tenants/Leases

    Tenants             Square Feet      Percent of      Effective Rent per    Effective Rent     Percent of Gross    Expiration of
                          Occupied     Rentable Space      per Square Foot       Per Annum           Annual Rent          Lease
------------------------------------------------------------------------------------------------------------------------------------
Insight Electronics        58,923             67%               $ 9.00            $530,502                55%         February 2003
Ziff-Davis, Inc.           22,150             25%                16.02             354,783                36%           July 2005
Ziff-Davis, Inc.            7,000              8%                12.41              86,898                 9%           July 2005
                        ------------------------------------------------------------------------------------------

Total Rented Space         88,073            100%               $11.04            $972,183               100%

Vacancies                                      0%
                        -----------------------------

Total Rentable Space       88,073            100%
                        =============================

Depreciable Property    Reference is made to Schedule III of the Form 10-K.

Real Estate Taxes       The real estate tax obligation for 2000 was
                        approximately 1.12% of the assessed value or $90,667.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERS' EQUITY AND RELATED MATTERS

As of December 31, 2000, the number of security holders was as follows:

                                         Number            Number of
                                        of Units        Record Holders
                                        --------        --------------

            Limited Partners              30,777             1,418
                                          ======             =====

These securities are of the same class, namely, limited partnership interests (units) and were sold pursuant to a registration statement filed under the Securities Act of 1933, as amended. The total offering was 140,000 units at $250.00 per unit.

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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data and the Partnership's Consolidated Financial Statements and Notes thereto incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. As of December 31, 2000, the Partnership owned a 56.08% interest in Sierra Sorrento II, an industrial property located in San Diego, California ("the Property").

Results of Operations:

Comparison of year ended December 31, 2000 to year ended December 31, 1999.

Rental income increased approximately $136,000, or 11%, due to higher common area maintenance ("CAM") fees billed between years. Supplemental billings were made in March 2000 to recover higher than anticipated prior year CAM fees. Concurrently, new rates were implemented to reflect anticipated current year CAM fees. The Property remained 100% occupied in 2000.

Interest income associated with the Partnership's prepaid ground lease balance decreased approximately $23,000, when compared to the prior year. As stated below, the Partnership's ground lease terminated upon the purchase of the Sorrento II land holdings in February 2000. The current prepaid balance was credited toward the purchase price.

Total operating expenses decreased approximately $295,000, or 22%, in comparison to the prior year, primarily due to the termination of the Partnership's ground lease. Ground lease expense decreased as a result of the land purchase and subsequent ground lease termination. Further, other operating expenses decreased during the year due to lower garage parking expense. In 1998, contract garage parking was obtained from an adjacent property to accommodate for lack of available parking at the Property. In June 1999, work was completed on a parking expansion project at the Property, and the contract parking ceased. The decrease in total operating expenses related to ground lease expense was partially offset by an increase in depreciation and amortization, principally as a result of the write-off of predevelopment costs in 2000 associated with an abandoned unrelated parking lot project from a prior period.

Net income before Sierra Mira Mesa Partner's ("SMMP") share of consolidated joint venture income was approximately $320,000 in 2000, compared to a net loss of approximately $87,000 in 1999. In accordance with the Sorrento II partnership agreement, income resulting from its operations is first allocated to the General Partners in proportion to the relative amounts of net cumulative losses until such allocation of income equals the previously allocated net cumulative losses. Then, profits are allocated in proportion to the distributions made to the General Partners during the year. As such, Sorrento II Partners allocated the Partnership 81.09% of its income, and the other General Partner, SMMP, received 18.91% of its income for the year ended December 31, 2000.

Comparison of year ended December 31, 1999 to year ended December 31,1998.

Rental income increased approximately $378,000, or 46%, principally as a result of 100% occupancy for the entire year. During the first seven months of 1998, 29,150 square feet of the Property was vacant. A single tenant leased 22,150 square feet in August 1998 and the remaining 7,000 square feet in December 1998. The weighted-average annual rent per square foot, on an accrual basis, was $11.04 at December 31, 1999 compared to $10.95 at December 31, 1998.

The Partnership made additional ground lease prepayments totaling approximately $825,000 in 1999. Effective October 1999, all minimum base rent amounts becoming payable under the terms of the lease were to be applied against the prepaid balance until such time that the prepaid balance is extinguished plus interest at the rate of 10% per annum. Interest income of approximately $35,000 was recorded in 1999 as a result.

Total operating expenses increased approximately $73,000, or 6%, in comparison to the prior year, primarily due to an increase in ground lease expense, management fees and administrative costs. Additionally, a loan made to an affiliate in 1996 was deemed uncollectible and written-off to bad debt expense in 1999. Ground lease expense rose as a result of higher additional rents becoming due effective January 1999 in accordance with the lease agreement. The increase in management fees is attributable to the higher rental income. The increase in total operating expenses was partially offset by a decrease in depreciation and amortization, and by lower maintenance and repair costs incurred in 1999.

Net loss before SMMP share of consolidated joint venture loss was approximately $87,000 in 1999, compared to approximately $427,000 in 1998. In accordance with the Sorrento II partnership agreement, the Partnership's share of loss was allocated in proportion to its ownership interest for the years ended December 31, 1998 and 1999.

Liquidity and Capital Resources:

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with SMMP, an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. SMMP has adequate resources to make the necessary advances during the foreseeable future.

In February 2000, the Partnership purchased the Sorrento II land holdings from CGS Real Estate, Inc. for $3,500,000 and the ground lease subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745. SMMP contributed the majority of the cash for the land purchase. In 2000, SMMP made contributions totaling $1,926,800 to the Partnership and received distributions totaling $812,900 from the Partnership.

The Partnership generated cash from operations of $1,006,000 and paid $2,175,742 for the ground lease buyout and $74,565 for parking lot improvements. At December 31, 2000, the Partnership is in an illiquid position with cash and billed rents of $14,000 and current liabilities of $67,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors' reports are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

      1.    Reports of Independent Public Accountants

      2.    Consolidated Balance Sheets - December 31, 2000 and 1999

      3. Consolidated Statements of Operations - for the years ended December 31, 2000, 1999 and 1998

      4. Consolidated Statements of Changes in Partners' Equity - for the years ended December 31, 2000, 1999 and 1998

      5. Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998

      6.    Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 11, 2000, the Partnership dismissed Deloitte & Touche LLP ("D&T") as its independent auditors. The reports of D&T on the Partnership's financial statements of the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The Partnership's managing general partner approved the decision to change accountants. During the Partnership's two most recent fiscal years and subsequent interim periods, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of D&T would have caused it to make reference to such disagreement in its reports.

The Partnership engaged Arthur Andersen LLP ("AA") to act as its independent public accountants, effective April 11, 2000. During the two most recent fiscal years and subsequent interim periods, the Partnership has not consulted AA on items which (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Partnership's financial statements, or (2) concerned the subject matter of a disagreement or a reportable event with the Partnership's former accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Sierra Pacific Institutional Properties V (the "Registrant") is a California Limited Partnership and has no officers or directors.

S-P Properties, Inc., a California corporation, is the General Partner of the Registrant. CGS and its affiliates are engaged in real estate management, leasing, ownership, and sales. The companies own or manage more than ten million square feet of commercial real estate in Texas, Arizona, Colorado, Missouri, California and the Carolinas.

The executive officers and directors of S-P Properties, Inc. are:

                                                                                    Approximate
Name                      Position                                        Age      time in office
-------------------------------------------------------------------------------------------------
Thomas N. Thurber         President and Director                          50          6 years

Gregory J. Nooney, Jr.    Vice President                                  69          3 years

Patricia A. Nooney        Vice President                                  44          3 years

William J. Carden         Assistant Secretary/Treasurer and Director      56          6 years

Morris S. Cohen           Director                                        63          2 years

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

Gregory J. Nooney, Jr. - Vice President, S-P Properties, Inc. Mr. Nooney also has served as Chairman of the Board and Chief Executive Office of Brooklyn Street Properties, Inc. since May 1983. He joined Brooklyn Street Properties, Inc. in 1954 and served as President from 1969 to May 1983. Brooklyn Street Properties, Inc., which was founded in 1945, is a real estate investment company. In addition, Mr. Nooney was chairman and Chief Executive Officer of Nooney Realty Trust, Inc. from 1984 through February 1998 and then served as Vice Chairman from February 1998 through November 1999. Mr. Nooney is currently Chairman of Coldwell Banker Commercial American Spectrum.

Patricia A. Nooney - Vice President, S-P Properties, Inc. Ms. Nooney is President of Coldwell Banker Commercial American Spectrum, a wholly-owned subsidiary of CGS Real Estate Company, Inc. Ms. Nooney joined Brooklyn Street Properties, Inc., in 1981 and has served as an officer since 1985. From 1990 to November 1999, Ms. Nooney was President and Secretary of Nooney Realty Trust, Inc.

William J. Carden - Assistant Secretary/Treasurer and Director, S-P Properties, Inc. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. He founded DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company and currently serves as a director of Property Secured Investments, Inc. and IDM Corporation.

Morris S. Cohen - Director, S-P Properties, Inc. Mr. Cohen's extensive real estate background includes negotiation of joint venture partnerships for property acquisitions, production of syndication packages and direct responsibilities for operations, finance, sales, leasing and property management. Mr. Cohen was a senior level officer with major public and privately held real estate companies and served as President of IDM Participating Income Corporation from April 1995 to October 1996. Mr. Cohen is a graduate of Queens College.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any director during the past five years.

SUMMARY OF 2000 AUDIT FIRM FEES

During 2000, the Partnership engaged Andersen as its principal auditors to provide audit services. Audit fees of $35,215 represent services provided in connection with the audit of the Partnership's consolidated and subsidiary financial statements for the year ended December 31, 2000 and review of interim financial information included in the Partnership's quarterly reports on Form 10-Q during the year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership pays a management fee totaling 6% of the gross rental income (as defined in the partnership agreement) collected from the property or $600, whichever is greater, to American Spectrum Real Estate Services, Inc. ("ASRE"). These fees for the year ended December 31, 2000 were $85,584. Bancor Real Estate Company, Inc. ("Bancor") provides services to the Partnership such as accounting, legal, data processing and similar services and is entitled to reimbursement for expenses incurred to provide such services. Amounts so reimbursed totaled $80,969 during the year ended December 31, 2000. Bancor and ASRE are both wholly owned subsidiaries of CGS. William J. Carden, an officer and director of S-P Properties, Inc., the general partner of the Partnership, controls 50% of CGS.

The Partnership sold the Sierra Sorrento II land holdings to Lincoln National Life Insurance Company for $3,000,000 on February 1, 1989. Upon ownership transfer, the Partnership entered into a 40 year ground lease with the insurance company. The Sierra Sorrento II land lease required initial minimum payments of $25,000 per month commencing February 1989 and scheduled rent increases over the lease term. Subject to the provisions of the ground lease, the Partnership had the right to sell the property (land and buildings) to a third party. Upon ownership transfer the ground lease would terminate. Upon sale, the ground lessor would be entitled to remuneration of its $3,000,000 investment prior to distribution of proceeds to the Partnership. The ground lessor would also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement. On July 8, 1997, the land was purchased by CGS. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS.

In October 1997, the Partnership prepaid $900,000 of the ground lease to CGS in exchange for an amendment reducing the minimum rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease were applied against the prepaid balance. Effective February 1998, rent amounts were paid at the rate of $18,000 per month until such time that the prepaid balance was extinguished.

In 1999, the Partnership made additional ground lease prepayments totaling $825,000. Effective October 1999, all minimum base rent amounts becoming payable were to be applied against the prepaid balance until such time that the prepaid balance was extinguished plus interest at the rate of 10% per annum. As a result, interest income of $34,540 and $11,205 was recorded in 1999 and 2000, respectively. The prepaid balance at December 31, 1999 was $1,344,540. There was no prepaid balance at December 31, 2000 as a result of the Partnership's purchase of the land holding in February 2000.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    Exhibits

      1.    Annual Report to the Limited Partners

      2.    Exhibit Number 27 - Selected Financial Data

B.    Financial Statement Schedules

      The following financial statement schedule and the report of the independent public accountants thereon are included herein:

      1. Report of Independent Public Accountants on Financial Statement Schedules as of December 31, 2000

      2. Independent Auditors' Report on Financial Statement Schedules as of December 31, 1999 and 1998 dated February 25, 2000

      3. Schedule III - Real Estate and Accumulated Depreciation - December 31, 2000

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

                                       SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a California Limited Partnership
                                       S-P PROPERTIES, INC.
                                       General Partner

Date: April 3, 2001                    /s/ Thomas N. Thurber
      -------------------------------  -----------------------------------------
                                       Thomas N. Thurber
                                       President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2001                   /s/ Thomas N. Thurber
      ------------------------------  ------------------------------------------
                                      Thomas N. Thurber
                                      President and Director
                                      S-P Properties, Inc.

Date: April 3, 2001                   /s/ William J. Carden
      ------------------------------  ------------------------------------------
                                      William J. Carden
                                      Assistant Secretary/Treasurer and Director
                                      S-P Properties, Inc.

Date: April 3, 2001                   /s/ G. Anthony Eppolito
      ------------------------------  ------------------------------------------
                                      Anthony Eppolito
                                      Chief Accountant
                                      S-P Properties, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
Sierra Pacific Institutional Properties V

We have audited the consolidated financial statements of Sierra Pacific Institutional Properties V, a California limited partnership, and subsidiary (the "Partnership") as of and for the year ended December 31, 2000 and have issued our report thereon dated March 26, 2001. Such consolidated financial statements and report are included in your 2000 Annual Report to the Limited Partners and are incorporated herein by reference. Our audit also included the financial statement schedule of Sierra Pacific Institutional Properties V, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
Sierra Pacific Institutional Properties V

We have audited the consolidated financial statements of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998 and have issued our report thereon dated February 25, 2000. Such consolidated financial statements and report are included in your 1999 Annual Report to the Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Sierra Pacific Institutional Properties V, listed in Item
14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                            SCHEDULE III - FORM 10-K

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                          Initial Cost            Improvements               Gross Amount at
                                       to Partnership (1)          Capitalized       Which carried at close of period
                                     ----------------------                       --------------------------------------
                           Encumb-                 Improve-     After Acquis-                    Improve-        Total
Description                rances       Land        ments         ition (2)          Land          ments        (3)(4)(6)
-----------                ------       ----        -----      ----------------      ----          -----        ---------
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Sorrento II (3)
San Diego, California        $0      $ 2,420,186                 $ 6,515,283       $2,915,068    $ 5,133,600   $ 8,048,668

                                       Accum.          Date         Date       Deprec.
Description                          Deprec. (5)   Constructed   Acquired       Life
-----------                          -----------   -----------   --------       ----
OFFICE BUILDING-
  INCOME -PRODUCING:

Sierra Sorrento II (3)
San Diego, California                $ 2,571,655       (5)         8/87       3-30 yrs.

(1)   The initial cost represents the original purchase price of the property.
(2)   The Partnership has capitalized property development costs.
(3) On February 1, 1989, the Sierra Sorrento II land was sold for $3,000,000 and leased back from the buyer. Sales and Leaseback costs of $149,629 were capitalized. Because the sale and leaseback transaction contains many characteristics of a joint venture, the Partnership accounted for this arragement under the method of accounting described in Note 4 to the consolidated financial statements incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit. On October 1, 1993, the property was transferred to a general partnership, Sorrento II Partners. The Partnership has an equity interest of 56.08% and Sierra Mira Mesa Partners, an affiliate, has a 43.92% interest at December 31, 2000. On February 1, 2000, the Partnership repurchased the land holdings for $3,500,000. See Note 3.
(4)   Also represents costs for Federal Income Tax purposes.
(5) Construction on a two-story building ("Building B"), 29,500 usable square footage, was completed in November 1988. Construction on a two-story building ("Building A") 58,573 usable square footage, was completed in May 1989.
(6) Reconciliation of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2000 is as follows:

                                          Total Real Estate     Accumulated
                                            Carrying Value     Depreciation
                                          -----------------    ------------

Balance - January 1, 1998                     $ 8,019,902       $ 2,390,306
    Additions during the year                     340,376           399,246
    Deductions:
      Write off fully depreciated assets          (28,663)          (28,663)
                                              -----------       -----------

Balance - December 31, 1998                     8,331,615         2,760,889
    Additions during the year                     342,748           361,033
    Deductions:
      Write off fully depreciated assets         (925,986)         (925,986)
                                              -----------       -----------

Balance - December 31, 1999                     7,748,377         2,195,936
    Additions during the year                     382,072           457,499
    Deductions:
      Write off fully depreciated assets          (81,781)          (81,781)
                                              -----------       -----------

Balance - December 31, 2000                   $ 8,048,668       $ 2,571,654
                                              ===========       ===========

                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                       (A California Limited Partnership)

                             SELECTED FINANCIAL DATA
        For the Years Ended December 31, 2000, 1999, 1998, 1997, and 1996

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 2000 have been derived from the audited consolidated financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto which are incorporated by reference to the Annual Report to the Limited Partners attached as an Exhibit.

--------------------------------------------------------------------------------

                                                2000              1999              1998              1997              1996
                                             -----------       -----------       -----------       -----------       -----------
REVENUES                                     $ 1,340,183       $ 1,227,622       $   814,801       $   979,052       $   990,901

OPERATING EXPENSES:
  Total                                        1,019,858         1,314,908         1,241,780         1,216,169         1,220,966
  Per dollar of revenues                            0.76              1.07              1.52              1.24              1.23
NET INCOME (LOSS):
  Total                                          259,742           (56,649)         (283,728)         (178,051)         (168,132)
  General Partner                                  2,597                 0                 0                 0                 0
  Limited Partners                               257,145           (56,649)         (283,728)         (178,051)         (168,132)
  Per Unit (1)                                      8.36             (1.84)            (9.22)            (5.79)            (5.46)

CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         1,006,271          (493,094)          177,057          (647,186)          158,517

CASH USED IN INVESTING
  ACTIVITIES                                     (74,565)         (342,748)         (340,376)          (29,313)          (51,877)

CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                        (1,061,842)          967,420           143,043           691,400          (164,995)

TOTAL ASSETS                                   6,097,056         7,874,195         7,147,241         7,212,994         6,785,833

PARTNERS' EQUITY:
  Total                                        2,200,618         1,940,876         1,997,525         2,281,253         2,459,304
  General Partner                                (51,757)                0                 0                 0                 0
  Limited Partners                             2,252,375         1,940,876         1,997,525         2,281,253         2,459,304

LIMITED PARTNERS' EQUITY - PER UNIT (1)            73.19             63.06             64.90             74.12             79.91
INCOME-PRODUCING PROPERTIES:
  Number                                               1                 1                 1                 1                 1
  Cost                                         8,048,668         7,748,377         8,331,615         8,019,902         7,990,589
  Less: Accumulated depreciation              (2,571,655)       (2,195,937)       (2,760,889)       (2,390,306)       (1,998,154)
  Net book value                               5,477,013         5,552,440         5,570,726         5,629,596         5,992,435
MINORITY INTEREST IN
   CONSOLIDATED JOINT VENTURE                  3,822,355         2,647,872         1,711,089         1,711,297         1,078,963
DISTRIBUTIONS PER UNIT (1):                            0                 0                 0                 0                 0

(1) The net income (loss), limited partners' equity and distributions per unit are based upon the limited partnership units outstanding at the end of the year, 30,777 in all years. The cumulative distributions per limited partnership unit from inception to December 31, 2000 equal $2.69.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sierra Pacific Institutional Properties V

We have audited the accompanying consolidated balance sheet of Sierra Pacific Institutional Properties V, a California limited partnership, and subsidiary (the "Partnership") as of December 31, 2000 and the related consolidated statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Institutional Properties V and subsidiary, as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of
Sierra Pacific Institutional Properties V

We have audited the accompanying consolidated balance sheets of Sierra Pacific Institutional Properties V, a California limited partnership, (the "Partnership") as of December 31, 1999 and the related consolidated statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Pacific Institutional Properties V as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                       (A California Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                       December 31, 2000     December 31, 1999
                                                       -----------------     -----------------
ASSETS

Cash and cash equivalents                                 $     4,645           $   134,781
Receivables:
  Unbilled rent (Notes 1 and 4)                               371,476               451,414
  Billed rent (Note 1)                                          9,145                76,707
Prepaid ground lease (Note 3)                                       0             1,344,540
Income-producing property - net of accumulated
  depreciation of $2,571,655 and $2,195,937 (Note 4)        5,477,013             5,552,440
Other assets - net of accumulated amortization of
  $391,994 and $306,675 (Notes 1, 2 and 3)                    234,777               314,313
                                                          -----------           -----------

Total Assets                                              $ 6,097,056           $ 7,874,195
                                                          ===========           ===========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities (Note 2)                    $    74,083           $    90,908
Ground lease payable (Note 1)                                       0               194,539
                                                          -----------           -----------

Total Liabilities                                              74,083               285,447
                                                          -----------           -----------

Ground lessor's equity in income-
  producing property (Note 3)                                       0             3,000,000
                                                          -----------           -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

Minority interest in consolidated
  joint venture (Note 4)                                    3,822,355             2,647,872
                                                          -----------           -----------

Partners' equity (deficit) (Notes 1 and 5):
  General Partner                                             (51,757)                    0
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding                                             2,252,375             1,940,876
                                                          -----------           -----------

Total Partners' equity                                      2,200,618             1,940,876
                                                          -----------           -----------

Total Liabilities and Partners' equity                    $ 6,097,056           $ 7,874,195
                                                          ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                2000              1999              1998
                                                             -----------       -----------       -----------
REVENUES:
  Rental income (Note 1)                                     $ 1,328,978       $ 1,193,082       $   814,801
  Interest income (Note 3)                                        11,205            34,540                 0
                                                             -----------       -----------       -----------

        Total revenues                                         1,340,183         1,227,622           814,801
                                                             -----------       -----------       -----------

EXPENSES:
  Operating expenses:
     Depreciation and amortization                               542,819           442,093           458,276
     Ground lease (Note 3)                                        29,441           409,607           373,805
     Property taxes and insurance                                120,985           111,292           104,621
     Maintenance and repairs                                      69,880            67,996            80,758
     Administrative fees (Note 3)                                 77,319            87,110            74,059
     Management fees (Note 3)                                     85,584            69,072            49,919
     Legal and accounting                                         44,462            29,722            29,742
     General and administrative                                   19,177            17,661            15,055
     Utilities                                                    22,775            23,211            26,250
     Bad debt expense (Note 3)                                         0            18,995                 0
     Other operating expenses                                      7,416            38,149            29,295
                                                             -----------       -----------       -----------

       Total operating expenses                                1,019,858         1,314,908         1,241,780
                                                             -----------       -----------       -----------

INCOME (LOSS) BEFORE MINORITY INTEREST'S
  SHARE OF CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS                                                  320,325           (87,286)         (426,979)
                                                             -----------       -----------       -----------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE
  (INCOME) LOSS                                                  (60,583)           30,637           143,251
                                                             -----------       -----------       -----------

NET INCOME (LOSS)                                            $   259,742       $   (56,649)      $  (283,728)
                                                             ===========       ===========       ===========

Net income (loss) per limited partnership unit (Note 1)      $      8.36       $     (1.84)      $     (9.22)
                                                             ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                       (A California Limited Partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                             Limited Partners                              Total
                                                        --------------------------        General         Partners'
                                                        Per Unit          Total           Partner          Equity
                                                        --------       -----------      -----------     -----------
Partners' equity - January 1, 1998                       $ 74.12       $ 2,281,253       $         0     $ 2,281,253
Net loss                                                   (9.22)         (283,728)                         (283,728)
                                                         -------       -----------      -----------     -----------

Partners' equity - December 31, 1998                       64.90         1,997,525                 0       1,997,525
Net loss                                                   (1.84)          (56,649)                          (56,649)
                                                         -------       -----------      -----------     -----------

Partners' equity - December 31, 1999                       63.06         1,940,876                 0       1,940,876
Transfer among general partner and limited partners         1.77            54,354           (54,354)              0
Net income                                                  8.36           257,145             2,597         259,742
                                                         -------       -----------      -----------     -----------

Partners' equity (deficit) - December 31, 2000           $ 73.19       $ 2,252,375      $   (51,757)    $ 2,200,618
                                                         =======       ===========      ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                       (A California Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                 2000              1999            1998
                                                              -----------       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   259,742       $   (56,649)    $  (283,728)
  Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 542,819           442,093         458,276
    Minority interest's share of unconsolidated
      joint venture income (loss)                                  60,583           (30,637)       (143,251)
    Bad debt expense                                                    0            18,995               0
    Decrease (increase) in rent receivable                        147,500           (41,883)         (9,960)
    Increase (decrease) in prepaids and other assets               13,011          (671,833)        (62,463)
    (Decrease) increase in accrued and other liabilities          (17,384)         (153,180)        218,183
                                                              -----------       -----------     -----------

    Net cash provided by (used in) operating activities         1,006,271          (493,094)        177,057
                                                              -----------       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property additions                                 (74,565)         (342,748)       (340,376)
                                                              -----------       -----------     -----------

  Net cash used in investing activities                           (74,565)         (342,748)       (340,376)
                                                              -----------       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Buyout of ground lease                                       (2,175,742)                0               0
  Distributions to minority investor                             (812,900)           (4,000)        (85,657)
  Contributions from minority investor                          1,926,800           971,420         228,700
                                                              -----------       -----------     -----------

  Net cash (used in) provided by financing activities          (1,061,842)          967,420         143,043
                                                              -----------       -----------     -----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                           (130,136)          131,578         (20,276)

CASH AND CASH EQUIVALENTS - Beginning of year                     134,781             3,203          23,479
                                                              -----------       -----------     -----------

CASH AND CASH EQUIVALENTS - End of  year                      $     4,645       $   134,781     $     3,203
                                                              ===========       ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the year for real estate taxes             $    91,375       $    88,975     $    80,768
                                                              ===========       ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                       (A California Limited Partnership)

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

On October 1, 1993, the Partnership created a California general partnership (Sorrento II Partners) with Sierra Mira Mesa Partners ("SMMP"), an affiliate, to facilitate cash contributions by SMMP for the continued development and operation of the Sierra Sorrento II property. The Partnership contributed the Sierra Sorrento II property and cash and SMMP contributed cash to the newly formed partnership. At December 31, 2000, the Partnership's remaining asset was a 56.08% interest in Sorrento II Partners.

On July 8, 1997, CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner, purchased the Sierra Sorrento II land from Lincoln National Life Insurance Company. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS (See Note 3).

On February 1, 2000, the Partnership purchased the land holdings from CGS for $3,500,000 and the ground lease was subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745 (See Note 3).

Basis of Financial Statements

The consolidated financial statements include the accounts of the Partnership and Sorrento II Partners, a majority owned California general partnership (see
Note 4). The Partnership consolidates all subsidiaries in which it has a controlling equity interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The Partnership maintains its books and prepares its financial statements in accordance with accounting principles generally accepted in the United States. However, the Partnership prepares its tax returns on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page two

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, short-term investments with original maturities of three months or less.

Fair Value of Financial Instruments

The financial instruments of the Partnership at December 31, 2000 and 1999 consist of cash and cash equivalents, receivables and accounts payable. The fair value of cash and cash equivalents, receivables, and accounts payable approximates the carrying value at December 31, 2000 due to the short term nature of these items.

Income-Producing Property

Property is carried at cost and depreciated on the straight-line method over the estimated lives of the related assets, ranging from three to thirty years. Tenant improvements are carried at cost and depreciated on the straight-line method over the life of the related lease.

Expenditures for repairs and maintenance are charged against income as incurred. Improvements and major renewals are capitalized. Costs and the related accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal or when fully depreciated and any resulting gain or loss is reflected in income.

The Partnership regularly evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement") whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future cash flows are estimated and compared to the carrying amount of the asset to determine if an impairment has occurred. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Partnership shall recognize an impairment loss in accordance with the Statement. No such impairment has been recognized by the Partnership at December 31, 2000.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 2000. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

The Partnership periodically reviews its outstanding receivables for uncollectibility and provides a provision for bad debts for those accounts it believes it may not collect in full.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership has evaluated SFAS No. 133 and the impact on existing accounting policies and financial reporting disclosures. The Partnership believes the adoption of SFAS No. 133 will not have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts, at December 31, 2000 and 1999, is as follows:

                                                            2000          1999
                                                          --------      --------
Other assets:
     Prepaid expenses                                     $ 11,410      $  5,626
     Deferred leasing costs, net of accumulated
       amortization of $391,994 in 2000
       and $306,675 in 1999                                223,367       308,687
                                                          --------      --------
                                                          $234,777      $314,313
                                                          ========      ========

Accrued and other liabilities:
     Accounts payable                                     $ 65,256      $ 43,980
     Unearned rental income                                      0        23,800
     Security deposits                                       7,249         7,249
     Other                                                   1,578        15,879
                                                          --------      --------
                                                          $ 74,083      $ 90,908
                                                          ========      ========

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page four

3. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

Affiliates of the General Partner receive a management fee totaling 6% of the gross rental income (as defined in the partnership agreement) collected from the property or $600, whichever is greater. Management fees paid to affiliates for the years ended December 31, 2000, 1999 and 1998 were $85,584, $69,072 and $49,919, respectively.

An affiliate of the General Partner is entitled to reimbursement for expenses incurred by the affiliate for services provided to the Partnership such as accounting, legal, data processing and similar services. The affiliate was reimbursed $80,969, $89,275 and $77,844 for such services for the years ended December 31, 2000, 1999, and 1998, respectively. In consideration for services rendered with respect to initial leasing of Partnership properties, an affiliate is paid initial leasing costs. For the years ended December 31, 2000, 1999 and 1998, a total of $0, $16,293, and $74,504 respectively, was paid for initial leasing costs. Additionally, the Partnership reimbursed the affiliate for construction supervision costs incurred by the affiliate. For the years ended December 31, 2000, 1999, and 1998, the affiliate received $0, $0, and $22,511, respectively, for tenant improvements supervisory costs.

The Partnership sold the Sierra Sorrento II land holdings to Lincoln National Life Insurance Company for $3,000,000 on February 1, 1989. Upon ownership transfer, the Partnership entered into a 40 year ground lease with the insurance company. The Sierra Sorrento II land lease required initial minimum payments of $25,000 per month commencing February 1989 and increases over the lease term. Subject to the provisions of the ground lease, the Partnership had the right to sell the property (land and buildings) to a third party. Upon ownership transfer the ground lease would terminate. Upon sale, the ground lessor would be entitled to remuneration of the prior $3,000,000 investment prior to distribution of proceeds to the Partnership. The ground lessor would also participate in the appreciation of the property (upon sale) based on a formula contained in the ground lease agreement. On July 8, 1997, the land was purchased from Lincoln National Life Insurance Company by CGS Real Estate Company, Inc. ("CGS"), an affiliate of the General Partner. On September 24, 1997, all rights, title and interest in the ground lease were transferred and assigned to CGS.

In October 1997, the Partnership prepaid $900,000 of the ground lease payments to CGS in exchange for an amendment reducing the minimum rent required under the lease from $360,000 to $330,000 per year from 1999 to 2008. The minimum basic rent effective January 1, 2009 through December 31, 2028 remained unchanged at $360,000 per year. The November 1997, December 1997, and January 1998 rent amounts payable under the terms of the lease were applied against the prepaid balance. Effective February 1998, rent amounts were to be paid at the rate of $18,000 per month until such time that the prepaid balance was extinguished.

In 1999, the Partnership made additional ground lease prepayments totaling $825,000. Effective October 1999, all minimum base rent amounts becoming payable were applied against the prepaid balance until such time that the prepaid balance was extinguished plus interest at the rate of 10% per annum. Interest income of $34,540 and $11,205 was recorded in 1999 and 2000, respectively, as a result. The prepaid balance at December 31, 1999 was $1,344,540.

On February 1, 2000, the Partnership purchased the land holdings from CGS for $3,500,000 and the ground lease subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745.

During 1996, the Partnership made a non-interest bearing loan to an affiliate in the amount of $18,995. The loan was deemed uncollectible and subsequently written off to bad debt expense in 1999.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page five

4. INCOME-PRODUCING PROPERTY

At December 31, 2000 and 1999 the total cost and accumulated depreciation of the property are as follows:

                                                  2000                  1999
                                              -----------           -----------

Land                                          $ 2,915,068           $ 2,569,815
Building and improvements                       5,133,600             5,178,562
                                              -----------           -----------

                 Total                          8,048,668             7,748,377

Accumulated depreciation                       (2,571,655)           (2,195,937)
                                              -----------           -----------

                 Net                          $ 5,477,013           $ 5,552,440
                                              ===========           ===========

During 2000 and 1999, the Partnership removed $81,781 and $925,986, respectively, from its buildings and improvements and related depreciation accounts for fully depreciated property.

Sierra Sorrento II experienced a land ownership transfer in February 2000 (See
Note 3).

On October 1, 1993, the Partnership formed a joint venture with SMMP, an affiliate. The joint venture, known as Sorrento II Partners ("SIIP"), was formed as a California general partnership to develop and operate the Sierra Sorrento II property. The Partnership had an 83.2% equity interest with its contribution of Sierra Sorrento II and $115,000 in cash. Such interest was computed based upon the estimated fair value of SIIP's net assets at the date of formation of the joint venture. SMMP was allocated a 16.8% initial equity interest in SIIP in exchange for its $710,000 cash contribution ($2,015,800, net, through December 31, 1997). SMMP made additional cash contributions amounting to $228,700, $971,420, and $1,926,800, and received distributions amounting to $85,657, $4,000 and $812,900 during 1998, 1999 and 2000, respectively. The percentage interests of the Partnership and SMMP are to be adjusted each year on January 1 during the term of SIIP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December 31. Accordingly, as of January 1, 1998, 1999 and 2000, the Partnership's interest in SIIP was changed to 66.45%, 64.90% and 56.08%, respectively, and SMMP's interest was changed to 33.55%, 35.10% and 43.92%, respectively. On January 1, 2001, the Partnership's interest will be decreased to 48.49% and SMMP's interest will be increased to 51.51% to reflect the 2000 contributions and distributions. Under the terms of the SIIP joint venture agreement, SMMP will receive preferential cash distributions of available "Distributable Funds" from the operation of SIIP or sale of its property to the extent of its net capital contributions. Additional Distributable Funds are allocable to the Partnership to the extent of the deemed fair value of its original property contribution, with the remainder allocated to the Partnership and SMMP in proportion to their respective equity interests.

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page six

Future minimum base rental income, under the existing operating leases for the Sierra Sorrento II property, to be recognized on a straight-line basis and amounts to be received on a cash basis are as follows:

                                             Straight-line                Cash
Year Ending December 31,                         Basis                   Basis
                                             -------------            ----------

         2001                                 $  972,183              $1,086,440
         2002                                    972,183               1,118,346
         2003                                    530,098                 576,160
         2004                                    441,680                 479,230
         2005                                    257,646                 285,090
                                              ----------              ----------

           Total                              $3,173,790              $3,545,266
                                              ==========              ==========

In 2000, 55% of rental income was generated from an electronics manufacturer and 45% was from a media and marketing company. In 1999, an electronics manufacturer generated 56% of rental income and the remaining 44% was from a media and marketing company. In 1998, 82% of all rental income was from an electronics manufacturer and 18% was from a tenant in the healthcare sector.

5. PARTNERS' EQUITY

The partners' equity accounts have been adjusted to reflect an allocation of cumulative net loss to the partners in accordance with the agreement of limited partnership. This agreement provides that 99% of operating income, gains, losses, deductions and credits of the Partnership shall be allocated among the Limited Partners and 1% be allocated to the General Partner.

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

Sierra Pacific Institutional Properties V
Notes to Consolidated Financial Statements
Page seven

6. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Partnership occasionally becomes party to litigation. In the opinion of management, pending or threatened litigation involving the Partnership will not have a material adverse effect on its financial condition.

7. PENDING TRANSACTION

CGS is continuing the development of a plan which will combine the Partnership's property with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. ("ASR"), would qualify as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange. The transaction is subject to the approval of the limited partners of the Partnerships. ASR filed a Registration Statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission. The Registration Statement was amended February 14, 2001.

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