Form 10-Q
period 2001-03-31
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 2001-05-15
CIK 780052

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                                  March 31, 2001
                                   ---------------------------------------------
Commission file number                                0-15702
                                   ---------------------------------------------


                    SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
                             (A LIMITED PARTNERSHIP)

      State of California                            33-0122424
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


    5850 San Felipe, Suite 450
         Houston, Texas                                    77057
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number,
including area code:                                 (713) 706-6271
                                            ------------------------------------


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

                                                                         Page
                                                                        number
                                                                      ----------
Consolidated Balance Sheets - March 31, 2001 and December 31, 2000         5

Consolidated Statements of Operations - For the Three Months Ended
March 31, 2001 and 2000                                                    6

Consolidated Statement of Changes in Partners' Equity - For the Year
Ended December 31, 2000 and for the Three Months Ended March 31, 2001      7

Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 2001 and 2000                                                    8

Notes to Consolidated Financial Statements                                 9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(a)      OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Institutional Properties V's (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 48.49% interest in the Sorrento II Partnership, which operates the Sorrento II property (the Property) in San Diego, California.

(b)      RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 2001 decreased by approximately $69,000, or 18%, when compared to the corresponding period in 2000. This decrease was primarily due to lower common area maintenance fees billed during the period. Supplemental billings were made in the first quarter of 2000 to recover higher than anticipated prior year common area maintenance fees. The Property was 100% occupied at March 31, 2001 and 2000.

No interest income was incurred for the quarter ended March 31, 2001. Interest income of approximately $11,000 associated with the Partnership's prepaid ground lease balance was recorded during the first quarter of the prior year. As discussed in Item 2(c), the Partnership purchased the Sorrento II land holdings in February 2000 and its ground lease subsequently terminated. The current prepaid ground lease balance was credited toward the purchase price.

Total operating expenses for the three months ended March 31, 2001 increased by approximately $37,000, or 30%, in comparison to the same period in the prior year, primarily due to an increase in maintenance and repair costs. Property taxes rose as a result of an increase in the assessed value of the Property. In addition, higher accounting and auditing costs were incurred during the quarter.

No ground lease expense was incurred for the three months ended March 31, 2001. As discussed in Item 2(c), the Partnership's ground lease terminated upon the purchase of the Sorrento II land holdings in February 2000.

Depreciation and amortization expenses for the quarter decreased by approximately $12,000, or 11%, principally as a result of fully depreciated capitalized tenant improvements.

Net income before Sierra Mira Mesa Partner's (SMMP) share of consolidated joint venture income was approximately $52,000 for the three months ended March 31, 2001, compared to approximately $128,000 for the same period in the prior year. In accordance with the Sorrento II partnership agreement, income resulting from its operations is first allocated to the general partners in proportion to the relative amounts of net cumulative losses until such allocation of income equals the previously allocated net cumulative losses. Then, profits are allocated in proportion to the distributions made to the general partners during the year. As such, Sorrento II Partners allocated the Partnership 81.09% of its income, and the other general partner, SMMP, received 18.91% of its income for the quarter ended March 31, 2001. During the corresponding period in the prior year, the Partnership's share of income was allocated in proportion to its ownership interest. Such income was reallocated to the general partners in proportion to net cumulative losses in the fourth quarter of 2000.

(c)    LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in an illiquid position as of March 31, 2001 with cash and billed receivables of approximately $33,000 and current liabilities of approximately $51,000. A source of cash is available through contributions from the minority owner of the property, SMMP. SMMP has adequate resources to make any necessary contributions during the foreseeable future. During the three months ended March 31, 2000, SMMP contributed $28,000 to the Partnership and received distributions of $175,000 from the Partnership.

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

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                                   March 31, 2001     December 31, 2000
                                                    (Unaudited)
                                                  ----------------   -------------------


ASSETS

Cash and cash equivalents                            $    13,369         $     4,645
Receivables:
  Unbilled rent                                          344,056             371,476
  Billed rent                                             19,143               9,145
Income-producing property - net of
  accumulated depreciation of $2,655,355
  and $2,571,655, respectively                         5,393,312           5,477,013
Other assets - net of accumulated amortization
  of $410,988 and $391,994, respectively                 215,970             234,777
                                                     -----------         -----------

Total Assets                                         $ 5,985,850         $ 6,097,056
                                                     ===========         ===========

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities                        $    57,799         $    74,083
                                                     -----------         -----------

Total Liabilities                                         57,799              74,083
                                                     -----------         -----------

Minority interest in consolidated
   joint venture                                       3,685,203           3,822,355
                                                     -----------         -----------

Partners' equity (deficit):
  General Partner                                        (51,335)            (51,757)
  Limited Partners:
    140,000 units authorized,
    30,777 issued and
    outstanding                                        2,294,183           2,252,375
                                                     -----------         -----------

Total Partners' equity                                 2,242,848           2,200,618
                                                     -----------         -----------

Total Liabilities and Partners' equity               $ 5,985,850         $ 6,097,056
                                                     ===========         ===========



                             SEE ACCOMPANYING NOTES

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                        2001           2000
                                                     (Unaudited)     (Unaudited)
                                                    -------------   ------------

REVENUES:
  Rental income                                       $ 316,806       $ 385,844
  Interest income                                             0          11,205
                                                      ---------       ---------

          Total revenues                                316,806         397,049
                                                      ---------       ---------

EXPENSES:
  Operating expenses                                    162,034         124,762
  Ground lease                                                0          29,441
  Depreciation and amortization                         102,694         115,186
                                                      ---------       ---------

          Total costs and expenses                      264,728         269,389
                                                      ---------       ---------

INCOME BEFORE MINORITY INTEREST'S SHARE
  OF CONSOLIDATED JOINT VENTURE INCOME                   52,078         127,660
                                                      ---------       ---------

MINORITY INTEREST'S SHARE OF
  CONSOLIDATED JOINT VENTURE INCOME                      (9,848)        (56,068)
                                                      ---------       ---------

NET INCOME                                            $  42,230       $  71,592
                                                      =========       =========

Net income per limited partnership unit               $    1.36       $    2.30
                                                      =========       =========


                             SEE ACCOMPANYING NOTES

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

--------------------------------------------------------------------------------

                                                                       Limited Partners                               Total
                                                                 --------------------------       General            Partners'
                                                                 Per Unit          Total           Partner            Equity
                                                                 --------      ------------     -------------     -------------
Proceeds from sale of
  partnership units                                              $250.00       $ 7,694,250                         $ 7,694,250
Underwriting commissions
  and other organization expenses                                 (37.21)       (1,145,333)                         (1,145,333)
Cumulative net loss
  (to December 31, 1999)                                         (147.04)       (4,525,280)      $     9,193        (4,516,087)
Cumulative distributions
  (to December 31, 1999)                                           (2.69)          (82,761)           (9,193)          (91,954)
                                                                 -------       -----------       -----------       -----------

Partners' equity - January 1, 2000                                 63.06         1,940,876                 0         1,940,876
Transfer among general partner and limited partners                 1.77            54,354           (54,354)                0
Net income                                                          8.36           257,145             2,597           259,742
                                                                 -------       -----------       -----------       -----------

Partners' equity (deficit) - December 31, 2000 (audited)           73.19         2,252,375           (51,757)        2,200,618
Net income                                                          1.36            41,808               422            42,230
                                                                 -------       -----------       -----------       -----------

Partners' equity (deficit) - March 31, 2001 (unaudited)          $ 74.55       $ 2,294,183       $   (51,335)      $ 2,242,848
                                                                 =======       ===========       ===========       ===========


                             SEE ACCOMPANYING NOTES

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                             (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

--------------------------------------------------------------------------------

                                                        2001           2000
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    42,230    $    71,592
  Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation and amortization                        102,694        115,186
    Minority interest's share of consolidated
      joint venture income                                 9,848         56,068
    Decrease (increase) in rent receivable                17,422        (15,429)
    (Increase) decrease in other assets                     (186)        23,014
    Decrease in accrued and other liabilities            (16,284)       (26,169)
                                                     -----------    -----------

    Net cash provided by operating activities            155,724        224,262
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property additions                            0         (1,487)
                                                     -----------    -----------

    Net cash used in investing activities                      0         (1,487)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Buyout of ground lease                                     0     (2,174,255)
    Contributions from minority partner                   28,000      1,902,000
    Distributions to minority partner                   (175,000)       (55,000)
                                                     -----------    -----------

    Net cash used in financing activities               (147,000)      (327,255)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                   8,724       (104,480)

CASH AND CASH EQUIVALENTS -
    Beginning of period                                    4,645        134,781
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS -
    End of period                                    $    13,369    $    30,301
                                                     ===========    ===========

                             SEE ACCOMPANYING NOTES

            SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

1.   ORGANIZATION

In October 1993, Sierra Pacific Institutional Properties V (the Partnership) created a general partnership (Sorrento II Partners (SIIP)) with Sierra Mira Mesa Partners (SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property. The percentage interests of the Partnership and SMMP are to be adjusted each year on January 1 during the term of SIIP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December 31. Accordingly, on January 1, 2001, the Partnership's interest in SIIP was decreased from 56.08% to 48.49% to reflect 2000 contributions and distributions.

2.   BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and SIIP, a majority-owned joint venture at March 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of its financial position at March 31, 2001 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

Certain reclassifications have been made to the March 31, 2000 Consolidated Statement of Cash Flows to conform to the March 31, 2001 presentation.

3.   RELATED PARTY TRANSACTIONS

In February 2000, the Partnership purchased the Sorrento II land holdings from CGS Real Estate Company, Inc., an affiliate of the general partner, for $3,500,000 and its ground lease subsequently terminated. The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745.

Sierra Pacific Institutional Properties V and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page two


Included in the financial statements for the three months ended March 31, 2001 and 2000 are other affiliate transactions as follows:

                                                    March 31
                                             --------------------------
                                                2001             2000
                                             --------------------------
         Management fees                     $ 20,054          $18,957
         Administrative fees                   20,709           21,263


4.   PARTNERS' EQUITY

Equity and net income (loss) per limited partnership unit is determined by dividing the limited partner's share of the Partnership's equity and net income
(loss) by the number of limited partnership units outstanding, 30,777.

During 2000, an amount was transferred between the partners' equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership was allocated among the limited partners and 1% was allocated to the general partner. Management does not believe that the effect of this transfer was significant.

5.   PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the Partnership's property with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust. Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership's participation in this plan will require the consent of its limited partners. ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission (SEC). The registration statement was amended February 14, 2001 and April 24, 2001. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the SEC. Following effectiveness, solicitation materials will be provided to limited partners in connection with the Sierra solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

Sierra Pacific Institutional Properties V and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
Page Three


6.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Partnership adopted the accounting provisions of SFAS No. 133 in 2001. The implementation of SFAS No. 133 did not have a significant effect on the Partnership's financial conditions or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership adopted the accounting provisions of SAB 101 in 2000. The implementation of SAB 101 did not have a significant effect on the Partnership's financial condition or results of operations.

7.    SUBSEQUENT EVENT

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates were issued. The independent public accountant's report on such statements contained an explanatory paragraph relating to the ability of the combined entity to continue as a going concern. The combined entities have experienced losses in the periods presented and have a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders have placed $10,520,000 of debt in default. Certain entities also need to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the general partner, to continue as a going concern.

Management of the combined entities has plans related to these matters, which include obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debt through the completion of the transaction discussed in Note 5. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Partnership does not believe that the affect of the ultimate outcome of the circumstances surrounding the combined entities will have a material adverse effect on its results of operations or financial position.

                           PART II - OTHER INFORMATION


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.



                                       SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership

                                       S-P PROPERTIES, INC.
                                       General Partner


Date:  MAY 14, 2001                    /s/ THOMAS N. THURBER
       ------------                    ----------------------------
                                       Thomas N. Thurber
                                       President and Director



Date:  MAY 14, 2001                    /s/ G. ANTHONY EPPOLITO
       ------------                    ----------------------------
                                       G. Anthony Eppolito
                                       Chief Accountant