Form 10-Q
period 2001-06-30
SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
filed 2001-08-14
CIK 780052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter ended	June 30, 2001

Commission file number	0-15702

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
(A Limited Partnership)

State of California	33-0122424

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5850 San Felipe, Suite 450 Houston, Texas	77057

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(713) 706-6271

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒.     No ☐.

PART I  -  FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)	OVERVIEW

The following discussion should be read in conjunction with Sierra Pacific Institutional Properties V’s (the Partnership) Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

The Partnership currently owns a 48.49% interest in the Sorrento II Partnership, which operates the Sorrento II property (the Property) in San Diego, California.

(b)	RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 2001 decreased by approximately $66,000, or 9%, when compared to the corresponding period in the prior year.  This decrease was primarily due to lower common area maintenance (CAM) fees earned during the period.  Supplemental billings were made in the first quarter of 2000 to recover higher than anticipated prior year CAM fees.  Rental income for the three months ended June 30, 2001 remained relatively unchanged, increasing by approximately $3,000, or 1% during the quarter.  The Property was 100% occupied at June 30, 2001 and 2000.

No interest income was earned for the six months ended June 30, 2001.  Interest income of approximately $11,000 associated with the Partnership’s prepaid ground lease balance was recorded during the first quarter of the prior year.  As discussed in Item 2(c), the Partnership purchased the Sorrento II land holdings in February 2000 and its ground lease subsequently terminated.  The current prepaid ground lease balance was credited toward the purchase price.

Total operating expenses for the six months ended June 30, 2001 increased by approximately $45,000, or 19%, in comparison to the same period in 2000, due to among other factors, higher maintenance and repair costs and utilities.  In addition, accounting and auditing, insurance, and other operating expenses rose during the period.  Further, property taxes rose as a result of an increase in the assessed value of the Property.  Total operating expenses for the quarter ended June 30, 2001 increased by approximately $8,000 or 7%, principally due to the higher property taxes and insurance.

No ground lease expense was incurred for the six months ended June 30, 2001.  As discussed in Item 2(c), the Partnership’s ground lease terminated upon the purchase of the Sorrento II land holdings in February 2000.

Depreciation and amortization expenses for the six months and three months ended June 30, 2001, decreased by approximately $52,000 or 22%, and by approximately $39,000 or 34%, respectively, principally as a result of fully depreciated capitalized tenant improvements.

Net income before Sierra Mira Mesa Partner’s (SMMP) share of consolidated joint venture income was approximately $173,000 for the six months ended June 30, 2001, compared to approximately $214,000 for the same period in the prior year.  In accordance with the Sorrento II partnership agreement, income resulting from its operations is first allocated to the general partners in proportion to the relative amounts of net cumulative losses until such allocation of income equals the previously allocated net cumulative losses.  Then, profits are allocated in proportion to the distributions made to the general partners during the year.  As such, Sorrento II Partners allocated the Partnership 81.09% of its income, and the other general partner, SMMP, received 18.91% of its income for the six months ended June 30, 2001.  During the corresponding period in the prior year, the Partnership’s share of income was allocated in proportion to its ownership interest.  Such income was reallocated to the general partners in proportion to net cumulative losses in the fourth quarter of 2000.

(c)	LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in a liquid position as of June 30, 2001 with cash and billed receivables of approximately $34,000 and current liabilities of approximately $16,000.  A source of cash is available through contributions from the minority owner of the property, SMMP.  SMMP has adequate resources to make any necessary contributions during the foreseeable future.  During the six months ended June 30, 2001, SMMP contributed $31,000 to the Partnership and received distributions of $354,000 from the Partnership.  Cash flows from operations of approximately $334,000 were generated by the Partnership during the six months ended June 30, 2001.

In February 2000, the Partnership purchased the Sorrento II land holdings from CGS Real Estate Company, Inc., an affiliate of the general partner, for $3,500,000 and the ground lease subsequently terminated.  The Partnerhip paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745.  SMMP contributed the majority of the cash for the land purchase.

The Partnership’s primary capital requirements will be for construction of new tenant space.  It is anticipated that these requirements and any operating capital requirements will be funded from the operations of the property and SMMP.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2001.

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
(A Limited Partnership)

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS

Cash and cash equivalents	$15,462	$4,645
Receivables:
Unbilled rent	315,867	371,476
Billed rent	18,583	9,145
Income-producing property - net of accumulated depreciation of $2,716,979 and $2,571,655, respectively	5,331,688	5,477,013
Other assets - net of accumulated amortization of $425,309 and $391,994, respectively	214,364	234,777

Total Assets	$5,895,964	$6,097,056

LIABILITIES AND PARTNERS' EQUITY

Accrued and other liabilities	$23,003	$74,083

Total Liabilities	23,003	74,083

Minority interest in consolidated joint venture	3,532,067	3,822,355

Partners' equity (deficit):
General Partner	(50,354)	(51,757)
Limited Partners:
140,000 units authorized, 30,777 issued and outstanding	2,391,248	2,252,375

Total Partners' equity	2,340,894	2,200,618

Total Liabilities and Partners' equity	$5,895,964	$6,097,056

See Accompanying Notes

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2001 and 2000
and for the Three Months Ended June 30, 2001 and 2000

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Rental income	$632,968	$699,130	$316,162	$313,286
Interest income	0	11,205	0	0

Total revenues	632,968	710,335	316,162	313,286

EXPENSES:
Operating expenses	281,341	236,241	119,307	111,479
Ground lease	0	29,441	0	0
Depreciation and amortization	178,639	230,372	75,945	115,186

Total costs and expenses	459,980	496,054	195,252	226,665

INCOME BEFORE MINORITY INTEREST'S SHARE OF CONSOLIDATED JOINT VENTURE INCOME	172,988	214,281	120,910	86,621

MINORITY INTEREST'S SHARE OF CONSOLIDATED JOINT VENTURE INCOME	(32,712)	(94,112)	(22,864)	(38,044)

NET INCOME	$140,276	$120,169	$98,046	$48,577

Net income per limited partnership unit	$4.51	$3.87	$3.15	$1.57

See Accompanying Notes

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Year Ended December 31, 2000 and
for the Six Months Ended June 30, 2001

	Limited Partners		General Partner	Total Partners' Equity

	Per Unit	Total

Proceeds from sale of partnership units	$250.00	$7,694,250		$7,694,250
Underwriting commissions and other organization expenses	(37.21)	(1,145,333)		(1,145,333)
Cumulative net (loss) income (to December 31, 1999)	(147.04)	(4,525,280)	$9,193	(4,516,087)
Cumulative distributions (to December 31, 1999)	(2.69)	(82,761)	(9,193)	(91,954)

Partners' equity - January 1, 2000	63.06	1,940,876	0	1,940,876
Transfer among general partner and limited partners	1.77	54,354	(54,354)	0
Net income	8.36	257,145	2,597	259,742

Partners' equity (deficit) - December 31, 2000 (audited)	73.19	2,252,375	(51,757)	2,200,618
Net income (unaudited)	4.51	138,873	1,403	140,276

Partners' equity (deficit) - June 30, 2001 (unaudited)	$77.70	$2,391,248	$(50,354)	$2,340,894

See Accompanying Notes

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V
(A Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000

	2001	2000
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,276	$120,169
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	178,639	230,372
Minority interest's share of consolidated joint venture income	32,712	94,112
Decrease in rent receivable	46,171	31,787
(Increase) decrease in other assets	(12,901)	10,018
Decrease in accrued and other liabilities	(51,080)	(68,894)

Net cash provided by operating activities	333,817	417,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Buyout of ground lease	0	(2,175,742)

Net cash used in investing activities	0	(2,175,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from minority investor	31,000	1,907,000
Distributions to minority investor	(354,000)	(249,900)

Net cash (used in) provided by financing activities	(323,000)	1,657,100

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	10,817	(101,078)

CASH AND CASH EQUIVALENTS -
Beginning of period	4,645	134,781

CASH AND CASH EQUIVALENTS -
End of period	$15,462	$33,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for real estate taxes	$49,952	$44,488

See Accompanying Notes

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V AND SUBSIDIARY
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          ORGANIZATION

In October 1993, Sierra Pacific Institutional Properties V (the Partnership) created a general partnership (Sorrento II Partners (SIIP)) with Sierra Mira Mesa Partners (SMMP) to facilitate cash contributions by SMMP for the continued development and operation of the Sorrento II property.  The percentage interests of the Partnership and SMMP are to be adjusted each year on January 1 during the term of SIIP, beginning January 1, 1995 and ending December 31, 2013 unless terminated sooner, based upon the relative net contributions and distributions since inception through the preceding December 31.  Accordingly, on January 1, 2001, the Partnership’s interest in SIIP was decreased from 56.08% to 48.49% to reflect 2000 contributions and distributions.

2.          BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements include the accounts of the Partnership and SIIP, a majority-owned joint venture at June 30, 2001.  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Partnership’s management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of its financial position at June 30, 2001 and results of operations and cash flows for the periods presented.  All adjustments included in these statements are of a normal and recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report of the Partnership for the year ended December 31, 2000.

Certain reclassifications have been made to the June 30, 2000 Consolidated Statement of Cash Flows to conform to the June 30, 2001 presentation.

3.          RELATED PARTY TRANSACTIONS

In February 2000, the Partnership purchased the Sorrento II land holdings from CGS Real Estate Company, Inc., an affiliate of the general partner, for $3,500,000 and its ground lease subsequently terminated.  The Partnership paid cash of $2,174,255 and was credited its current prepaid balance of $1,325,745.

Included in the financial statements for the six months ended June 30, 2001 and 2000 are other affiliate transactions as follows:

	June 30

	2001	2000

Management fees	$40,580	$40,565
Administrative fees	43,456	40,795

On April 16, 2001, the combined financial statements of the parent of the general partner and other affiliates, including the general partner, (the Company) were issued.  The independent public accountants report on such statements contained an explanatory paragraph relating to the ability of the Company to continue as a going concern.  The Company experienced losses in the periods presented and has a net capital deficiency.  Certain entities in the combined financial statements have not made debt payments when due and various lenders placed $10,520,000 of debt in default.  Certain entities also needed to pay or refinance a significant amount of debt coming due in the next twelve months.  These factors raise substantial doubt about the ability of the combined entities to continue as a going concern.

Management of the Company has plans related to these matters, which include, in addition to those items discussed above, obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debts through the completion of the transaction discussed in Note 5.  In addition, if necessary, management  believes  it  could sell properties to generate cash to pay debt.  The Partnership does not believe that the effect of the ultimate outcome of the circumstances surrounding the Company will have a material adverse effect on its results of operations or financial position.

4.          PARTNERS’ EQUITY

Equity and net income per limited partnership unit is determined by dividing the limited partner’s share of the Partnership’s equity and net income by the number of limited partnership units outstanding, 30,777.

During 2000, an amount was transferred between the partners’ equity accounts such that 99% of cumulative operating income, gains, losses, deductions and credits of the Partnership was allocated among the limited partners and 1% was allocated to the general partner.  Management does not believe that the effect of this transfer was significant.

5.          PENDING TRANSACTION

CGS Real Estate Company, Inc. (CGS), an affiliate of the corporate general partner of the Partnership, is continuing the development of a plan which will combine the Partnership’s property with the properties of other real estate partnerships managed by CGS and its affiliates.   These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties.  It is expected that the acquiror, American Spectrum Realty, Inc. (ASR), would qualify in the future as a real estate investment trust.  Limited partners would receive shares of common stock in ASR, which would be listed on a national securities exchange.

The Partnership’s participation in this plan will require the consent of its limited partners.  ASR filed a registration statement on Form S-4 August 14, 2000 relating to the solicitation of consents with the Securities and Exchange Commission (SEC).  The registration statement was amended February 14, 2001, April 24, 2001, June 26, 2001, and August 7, 2001 and was declared effective by the SEC on August 8, 2001.  The plan and the benefits and risks thereof were described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it was declared effective by the SEC.  Solicitation materials will be provided to limited partners in connection with the Sierra solicitation of the consent of the limited partners.  There can be no assurances that the plan described above will be consummated.

6.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.  The Partnership adopted the accounting provisions of SFAS No. 133 in 2001.  The implementation of SFAS No. 133 did not have a significant effect on the Partnership’s financial conditions or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements.  The Partnership adopted the accounting provisions of SAB 101 in 2000.  The implementation of SAB 101 did not have a significant effect on the Partnership’s financial condition or results of operations.

PART II  -  OTHER INFORMATION

ITEM  6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             None

(b)        Reports on Form 8-K

             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

SIERRA PACIFIC INSTITUTIONAL PROPERTIES V a Limited Partnership S-P PROPERTIES, INC. General Partner

Date: August 13, 2001	/s/ Thomas N. Thurber
Thomas N. Thurber President and Director

Date: August 13, 2001	/s/ G. Anthony Eppolito
G. Anthony Eppolito
Chief Accountant